Form 10QSB
period 2005-09-30
Paramount Acquisition Corp
filed 2005-12-05
CIK 1330487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-51518

                           Paramount Acquisition Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                          20-2938469
  (State or other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

              787 7th Avenue, 48th Floor, New York, New York 10019
                     (Address of Principal Executive Office)

                                 (212) 554-4300
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     As of December 5, 2005, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Paramount Acquisition Corp.
(a development stage enterprise)

                                                                        Contents

                                                                          Page
                                                                        --------
Part I:  Financial Information:

   Item 1 -Financial Statements (Unaudited):

      Condensed Balance Sheet as of September 30, 2005                      3

      Condensed Statements of Operations for the Three Months
      Ended September 30, 2005 and the Period June 1, 2005
      (inception) to September 30, 2005                                     4

      Condensed Statement of Stockholders' Equity for the Period
      June 1, 2005 (inception) to September 30, 2005                        5

      Condensed Statement of Cash Flows for the Period
      June 1, 2005 (inception) to September 30, 2005                        6

      Notes to Unaudited Condensed Financial Statements                     7

   Item 2 - Management's Discussion and Analysis or Plan of Operation      11

   Item 3 - Controls and Procedures                                        12

Part II.  Other Information

   Item 2 - Unregistered Sales of Equity Securities and Use of
            Proceeds                                                       13

   Item 6 - Exhibits                                                       13

Signatures                                                                 14

PART I: FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                         CONDENSED BALANCE SHEET
                                                        AS OF SEPTEMBER 30, 2005

================================================================================

                                                              September 30, 2005
                                                                     (unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets - cash                                                  $  8,306
Deferred offering costs                                                 171,203
                                                                       --------
Total assets                                                           $179,509
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                                    $  1,300
   Due to related party - accrued expenses                               56,489
   Note payable, stockholder                                            100,000
                                                                       --------
Total Current Liabilities                                               157,789
                                                                       ========
Commitment

Stockholders' equity
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued                                          --
   Common stock, $.0001 par value
      Authorized 40,000,000 shares
      Issued and outstanding 2,125,000 shares                               213
   Additional paid-in capital                                            24,787
   Deficit accumulated during development stage                          (3,280)
                                                                       --------
Total stockholders' equity                                               21,720
                                                                       --------
Total liabilities and stockholders' equity                             $179,509
                                                                       ========

         The accompanying notes are an integral part of these condensed financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                   AND THE PERIOD JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

================================================================================

                                       For the three months                For the period
                                                      ended   June 1, 2005 (inception) to
                                         September 30, 2005            September 30, 2005
-----------------------------------------------------------------------------------------

Formation and operating costs                    $    3,280                    $    3,280
                                                 ----------                    ----------
Net loss                                         $   (3,280)                   $   (3,280)
                                                 ==========                    ==========
Weighted average shares outstanding               2,125,000                     2,125,000
                                                 ----------                    ----------
Basic and diluted net loss per share                   (.00)                         (.00)
                                                 ----------                    ----------

         The accompanying notes are an integral part of these condensed financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)
                   FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

================================================================================

                                                             Common Stock     Additional   Deficit accumulated
                                                         ------------------     Paid-In         during the
                                                           Shares    Amount     Capital    developmental stage    Total
------------------------------------------------------------------------------------------------------------------------

Common shares issued June 1, 2005 at $.01176 per share   2,125,000     $213      $24,787               $    --   $25,000
Net loss                                                        --       --           --                (3,280)   (3,280)
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                              2,125,000     $213      $24,787               $(3,280)  $21,720

   The accompanying notes are an integral part of these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                               CONDENSED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
                   FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

================================================================================

                                                                  For the period
                                                     June 1, 2005 (inception) to
                                                              September 30, 2005
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $  (3,280)
   Changes in operating assets and liabilities:
   Increase in accrued expenses                                           1,300
   Increase in accrued expenses - related party                          56,489
                                                                      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                54,509
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable, stockholder                              100,000
   Proceeds from sale of shares of common stock                          25,000
   Payments of deferred offering costs                                 (171,203)
                                                                      ---------
NET CASH USED IN FINANCING ACTIVITIES                                   (46,203)
                                                                      ---------
Net increase in cash                                                      8,306
Cash at beginning of the period                                              --
                                                                      ---------
Cash at end of the period                                             $   8,306
                                                                      =========

         The accompanying notes are an integral part of these condensed financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND
                       THE PERIOD JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

1. INTERIM FINANCIAL             These unaudited condensed financial statements
   INFORMATION                   as of September 30, 2005 and for the period
                                 June 1, 2005 to September 30, 2005 and for the
                                 quarter ended September 30, 2005, have been
                                 prepared in accordance with accounting
                                 principles generally accepted in the United
                                 States of America for interim financial
                                 information and with the instructions to Form
                                 10-QSB. Accordingly, they do not include all of
                                 the information and footnotes required by
                                 accounting principles generally accepted in the
                                 United States of America for complete financial
                                 statements. In the opinion of management, all
                                 adjustments (consisting of normal recurring
                                 accruals) considered necessary for a fair
                                 presentation have been included. Operating
                                 results for the interim period presented are
                                 not necessarily indicative of the results to be
                                 expected for any other interim period or for
                                 the full year.

                                 These unaudited condensed financial statements
                                 should be read in conjunction with the
                                 financial statements and notes thereto for the
                                 periods from June 1, 2005 (inception) to July
                                 25, 2005 and June 1, 2005 (inception) to
                                 October 27, 2005 included in Paramount
                                 Acquisition Corp.'s (the "Company") Form 8-K
                                 filed with the Securities and Exchange
                                 Commission on October 27, 2005. The accounting
                                 policies used in preparing these unaudited
                                 condensed financial statements are consistent
                                 with those described in the June 1, 2005
                                 (inception) to July 25, 2005 and June 1, 2005
                                 (inception) to October 27, 2005 financial
                                 statements.

2. ORGANIZATION AND BUSINESS     The Company was incorporated in Delaware on
   OPERATIONS                    June 1, 2005 as a blank check company whose
                                 objective is to acquire an operating business
                                 in the healthcare industry.

                                 At September 30, 2005, the Company had not yet
                                 commenced any operations. All activity through
                                 September 30, 2005 relates to the Company's
                                 formation and initial public offering described
                                 below.

                                 As of September 30, 2005, the Company's ability
                                 to commence operations was contingent upon
                                 obtaining adequate financial resources through
                                 a proposed public offering ("Offering") of
                                 units ("Units") which was consummated on
                                 October 27, 2005 and is discussed in Note 5.
                                 Each Unit consists of one share of the
                                 Company's common stock, $.0001 par value, and
                                 two Redeemable Common Stock Purchase Warrants
                                 ("Warrants").

                                 The Company's management has broad discretion
                                 with respect to the specific application of the
                                 net proceeds of this Offering, although
                                 substantially all of the net proceeds of this
                                 Offering are intended to be generally applied
                                 toward consummating a business combination with
                                 an operating business in the healthcare
                                 industry ("Business Combination").

                                 Furthermore, there is no assurance that the
                                 Company will be able to successfully effect a
                                 Business Combination. An aggregate of
                                 $52,164,500 (including the over-allotment
                                 option described in Note 5), before any
                                 interest earned, has been deposited in an
                                 interest-bearing trust account ("Trust
                                 Account") until the earlier of (i) the
                                 consummation of a Business Combination or (ii)
                                 liquidation of the Company. Under the agreement
                                 governing the Trust Account, funds will only be
                                 invested in United States "government
                                 securities" within the meaning of Section
                                 2(a)(16) of the Investment Company Act of 1940
                                 with a maturity of 180 days or less or in money
                                 market funds meeting certain conditions under
                                 Rule 2a-7 promulgated under the Investment
                                 Company Act of 1940. The remaining net proceeds
                                 of $1,380,000 (not held in the Trust Account)
                                 may be used to pay for business, legal and
                                 accounting due diligence on prospective
                                 acquisitions and continuing general and
                                 administrative expenses.

                                 The Company, after signing a definitive
                                 agreement for the acquisition of a target
                                 business, will submit such transaction for
                                 stockholder approval. In the event that
                                 stockholders owning 20% or more of the shares
                                 sold in the Offering vote against the Business
                                 Combination and exercise their conversion
                                 rights described below, the Business
                                 Combination will not be consummated.

                                 All of the Company's stockholders prior to the
                                 Offering, including all of the officers and
                                 directors of the Company ("Initial
                                 Stockholders"), have agreed to vote their
                                 2,125,000 founding shares of common stock in
                                 accordance with the vote of the majority in
                                 interest of all other stockholders of the
                                 Company ("Public Stockholders") with respect to
                                 any Business Combination. After consummation of
                                 a Business Combination, these voting safeguards
                                 will no longer be applicable.

                                 With respect to a Business Combination which is
                                 approved and consummated, any Public
                                 Stockholder who voted against the Business
                                 Combination may demand that the Company convert
                                 his shares. The per share conversion price will
                                 equal the amount in the Trust Account,
                                 calculated as of two business days prior to the
                                 consummation of the proposed Business
                                 Combination, divided by the number of shares of
                                 common stock held by Public Stockholders at the
                                 consummation of the Offering. Accordingly,
                                 Public Stockholders holding 19.99% of the
                                 aggregate number of shares owned by all Public
                                 Stockholders may seek conversion of their
                                 shares in the event of a Business Combination.
                                 Such Public Stockholders are entitled to
                                 receive their per share interest in the Trust
                                 Account computed without regard to the shares
                                 held by Initial Stockholders.

                                 The Company's Certificate of Incorporation
                                 provides for mandatory liquidation of the
                                 Company in the event that the Company does not
                                 consummate a Business Combination within 18
                                 months from the date of the consummation of the
                                 Offering, or 24 months from the consummation of
                                 the Offering if certain extension criteria have
                                 been satisfied. In the event of liquidation, it
                                 is likely that the per share value of the
                                 residual

                                 assets remaining available for distribution
                                 (including Trust Account assets) will be less
                                 than the initial public offering price per
                                 share in the Offering due to costs related to
                                 the Offering and since no value would be
                                 attributed to the Warrants contained in the
                                 Units sold.

                                 Management does not believe that any recently
                                 issued, but not yet effective, accounting
                                 standards if currently adopted would have a
                                 material effect on the accompanying condensed
                                 unaudited financial statements.

3. NOTES PAYABLE, STOCKHOLDER    The Company issued an unsecured promissory note
   AND DUE TO RELATED PARTY      in the aggregate amount of $100,000 to one of
                                 the Initial Stockholders. The note was non
                                 interest bearing and payable on the
                                 consummation of the Offering. Accordingly, such
                                 notes were repaid in November 2005 out of the
                                 proceeds of the Offering.

                                 In October 2005, an affiliate of one of the
                                 Company's executive officers paid operating
                                 expenses of $1,720 and offering expenses of
                                 $54,769 on behalf of the Company. These amounts
                                 have been accrued as of September 30, 2005 and
                                 were payable upon consummation of the Offering
                                 from the net proceeds of such Offering.
                                 Accordingly, such advances were repaid in
                                 November 2005 out of the proceeds of the
                                 Offering.

4. COMMITMENT                    The Company presently occupies office space
                                 provided by an affiliate of the Company's
                                 executive officers. Such affiliate has agreed
                                 that, until the acquisition of a target
                                 business by the Company, it will make such
                                 office space, as well as certain office and
                                 secretarial services, available to the Company,
                                 as may be required by the Company from time to
                                 time. The Company has agreed to pay such
                                 affiliate $7,500 per month for such services
                                 commencing on October 21, 2005 and ending upon
                                 the consummation of a Business Combination.

                                 Pursuant to letter agreements dated July 25,
                                 2005 with the Company and the Representative,
                                 the Initial Stockholders have waived their
                                 right to receive distributions with respect to
                                 their founding shares upon the Company's
                                 liquidation.

                                 The Company's directors have agreed with the
                                 Representative that, after consummation of the
                                 Offering and within the first three month
                                 period after separate trading of the Warrants
                                 has commenced, they or certain of their
                                 affiliates or designees will collectively
                                 purchase up to $1,750,000 of Warrants in the
                                 public marketplace at prices not to exceed
                                 $0.70 per Warrant.

                                 The Initial Stockholders are entitled to
                                 registration rights with respect to their
                                 founding shares pursuant to an agreement dated
                                 October 21, 2005. The holders of the majority
                                 of these shares are entitled to make up to two

                                 demands that the Company register these shares
                                 at any time commencing three months prior to
                                 October 21, 2008. In addition, the Initial
                                 Stockholders have certain "piggy-back"
                                 registration rights on registration statements
                                 filed subsequent to October 21, 2008.

5. INITIAL PUBLIC OFFERING       On October 27, 2005, the Company sold 8,500,000
                                 units ("Units") in the Offering. On each of
                                 October 31, 2005 and November 1, 2005, the
                                 Company consummated the closing of an
                                 additional 637,500 Units which were subject to
                                 the over-allotment option. Each Unit was sold
                                 at an offering price of $6.00 per Unit,
                                 generating total gross proceeds of $58,650,000.
                                 Each Unit consists of one share of the
                                 Company's common stock and two Warrants. Each
                                 Warrant entitles the holder to purchase from
                                 the Company one share of common stock at an
                                 exercise price of $5.00 commencing the later of
                                 the completion of a Business Combination or
                                 October 21, 2006 and expiring on October 20,
                                 2010. The Warrants will be redeemable, at the
                                 Company's option, with the prior consent of
                                 EarlyBirdCapital, Inc., the representative of
                                 the underwriters in the Offering
                                 ("Representative"), at a price of $.01 per
                                 Warrant upon 30 days' notice after the Warrants
                                 become exercisable, only in the event that the
                                 last sale price of the common stock is at least
                                 $8.50 per share for any 20 trading days within
                                 a 30 trading day period ending on the third day
                                 prior to the date on which notice of redemption
                                 is given. In connection with this Offering, the
                                 Company paid the underwriters an underwriting
                                 discount of 7% of the gross proceeds of the
                                 Offering and a non-accountable expense
                                 allowance of 1% of the gross proceeds of the
                                 Initial Offering. For $100, the Company issued
                                 an option ("Option") to the Representative to
                                 purchase 425,000 Units at an exercise price of
                                 $7.50 per Unit. The Option may be exercised for
                                 cash or on a "cashless" basis, at the holder's
                                 option, such that the holder may use the
                                 appreciated value of the Option (the difference
                                 between the exercise prices of the Option and
                                 the underlying Warrants and the market price of
                                 the Units and underlying securities) to
                                 exercise the option without the payment of any
                                 cash. In addition, the Warrants underlying such
                                 Units are exercisable at $6.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our Condensed
Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact included in this
Form 10-QSB including, without limitation, statements under "Management's
Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

OVERVIEW

     We were formed on June 1, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

RESULTS OF OPERATIONS

     For the period from June 1, 2005 (inception) through September 30, 2005, we had a net loss of $3,280 attributable to formation and operating expenses.

FINANCIAL CONDITION AND LIQUIDITY

     We consummated our initial public offering on October 27, 2005. On each of
October 31, 2005 and November 1, 2005, we consummated the closing of an additional 637,500 units that were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $58,650,000. We paid a total of $4,615,500 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $53,544,500 of which $52,164,500 was deposited into the trust account (or approximately $5.34 per share sold in the offering, including the over-allotment option). The remaining proceeds of $1,380,000 are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 27, 2007, assuming that a business combination is not consummated during that time. From October 27, 2005 through
October 27, 2007, we anticipate incurring approximately $300,000 of expenses for legal, accounting and other

expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 of expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Paramount BioCapital Asset Management ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $560,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately
$90,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

     For $100, we issued an option to the representative of the underwriters in our initial public offering to purchase 425,000 units at an exercise price of
$7.50 per unit. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities)
to exercise the option without the payment of any cash. In addition, the warrants underlying such units are exercisable at $6.25 per share.

     Commencing on October 21, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Paramount BioCapital Asset Management, an affiliate of our executive officers, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in July 2005, Lindsay A. Rosenwald advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering. In addition, in
October 2005, an affiliate of one of our executive officers paid operating expenses of $1,720 and offering expenses of $54,769 on our behalf. These amounts were accrued as of September 30, 2005 and have been repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

                                     PART II

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On October 27, 2005, we consummated our initial public offering of
8,500,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On each of October 31, 2005 and November 1, 2005, we closed on an additional 637,500 units that were subject to the underwriters'
over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $58,650,000. EarlyBirdCapital, Inc.
acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No.
333-127149). The Securities and Exchange Commission declared the registration statement effective on October 21, 2005.

     We paid approximately $4,616,000 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately
$53,544,500, of which $52,164,500 was deposited into the trust account (or approximately $5.34 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

     (a)  Exhibits:

          31 - Section 302 Certification by CEO

          32 - Section 906 Certification by CEO

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARAMOUNT ACQUISITION CORP.

Dated: December 5, 2005

                                        /s/ J. Jay Lobell
                                        ----------------------------------------
                                        J. Jay Lobell
                                        Chief Executive Officer (Principal
                                        Executive and Financial and Accounting
                                        Officer)

