Form 10KSB
period 2005-12-31
Paramount Acquisition Corp
filed 2006-03-31
CIK 1330487

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________

                        COMMISSION FILE NUMBER 000-51518

                           PARAMOUNT ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                   20-2938469
    (State of Incorporation)                     (Small Business Issuer
                                               I.R.S. Employer I.D. Number)

 787 7TH AVENUE, 48TH FLOOR, NEW YORK, NEW YORK            10019
    (Address of principal executive offices)             (zip code)

                                 (212) 554-4300
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
 Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                  Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days.  Yes X  No
                                                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes X   No
                                   ---    ---

Issuer's revenue for the fiscal period June 1, 2005 (inception) to December 31,
2005 was $0.

As of March 27, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $54,460,000.

As of March 29, 2006, there were 11,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         Paramount Acquisition Corp. is a blank check company formed on June 1,
2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

         On October 27, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of
$5.00 per share. On October 31, 2005 and November 1, 2005, we consummated the closing of an aggregate of 1,275,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $58,650,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $53,473,366, of which $52,164,500 was deposited into the trust account and the remaining proceeds of $1,308,866 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $263,767 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $52,523,235 held in the trust fund.

         We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.
These consequences include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

OPPORTUNITIES FOR A BUSINESS COMBINATION IN THE HEALTHCARE INDUSTRY

         We believe the sustained demand for improved medicine, including new drugs, medical devices, diagnostic tools and other healthcare products, is being driven by aging populations and advances in technology and therapeutic options.
In response to these practical and economic stimuli, private biomedical and biotechnology companies regularly are being formed in order to develop improved therapeutic and diagnostic products. At the same time, we believe that emerging companies developing such innovations face a challenging financing climate. At least currently, the traditional initial public offering market is relatively weak and largely unavailable to these businesses. According to Dow Jones'
VentureSource, 2,142 venture-backed healthcare companies raised venture capital financing rounds from 2001 through 2004. During the same period, however, only
66 venture-backed healthcare companies went public and another 194 were acquired through mergers and acquisitions.

         We believe that a well-capitalized, publicly-traded company, such as our company, will be perceived by emerging companies as an attractive business combination candidate for several reasons, including the following:

         o    Limited alternative financing. In the past few years,
              institutional venture and angel investors have provided
              substantial funding for new drug candidates, devices, diagnostic tools and other healthcare technologies and services. We believe such investments have

              created numerous emerging companies with substantial funding needs that exceed traditional venture capital capacity and with a stockholder base interested in paths to liquidity. We therefore believe that there are numerous companies in the healthcare industry that have outgrown their venture backing but cannot currently access public-market capital.

         o    Availability of acquisition candidates. We believe that recent expansion in the healthcare industry has spawned numerous
              potential companies that we may acquire. To the same effect, as more established pharmaceutical and healthcare products companies continue to re-engineer their operating platforms and strategies, the technologies they divest or spin-off may give rise to
              acquisition candidates as well.

         o    Access to United States public markets. We are not restricted to target businesses in the United States and may acquire a target business in the healthcare industry in any geographic location.
              Accordingly, we may identify promising companies outside the
              United States which strategies require both obtaining a United
              States presence and raising their visibility through a public listing in the United States markets. As a United States public company, we will offer those advantages to potential foreign targets.

ATTRACTIVE SUBSECTORS WITHIN THE HEALTHCARE INDUSTRY

         While we may seek to effect a business combination with any company in the healthcare industry, we believe that the following segments offer especially attractive opportunities for a business combination:

         Medical Device and Diagnostic Sector. Medical device companies develop innovative products often with cardiovascular or orthopedic applications, including artificial limbs, novel surgical devices and processes, drug-eluting vascular stents, and implantable cardiac defibrillators. Medical diagnostic companies develop products for their diagnostic capabilities, such as PET and
CAT scanners, pap smears and blood testing devices. Benefits of this sector include less imposing obstacles for clinical testing and approval by the Food and Drug Administration ("FDA"), the potential for expedited generation of revenues and an enhanced opportunity to exploit possible inefficiencies in niche markets through the roll-up of private companies.

         Specialty Pharmaceutical Sector - Next-Generation Technologies. Rather
than develop proprietary pharmaceutical products, specialty pharmaceutical companies in-license products or develop and produce generic versions of already marketed pharmaceuticals. These companies often have a platform drug delivery technology that they apply to currently marketed drugs to improve their pharmacokinetic profile or ease the means or frequency of administration. As an example, many sustained or extended-release versions of older drugs have been developed by specialty pharmaceutical companies. We believe companies in this space also face fewer drug development and other clinical challenges and may be able to generate revenues relatively quickly, thus carrying lower risk.

         Biotechnology Sector - Novel Therapeutic Technologies. Traditional
biotechnology companies seek to develop novel therapies targeting diseases affecting patient populations with unsatisfied medical needs, including oncology, heart disease, diabetes, arthritis and infectious disease. Companies in this sector develop first-in-class drugs by conducting extensive research, pre-clinical and human clinical trials with the aim of producing safe and effective treatments, and eventually obtaining FDA and foreign regulatory approval and market penetration. Treatments that have emerged from biotechnology companies include monoclonal antibodies to treat cancer, recombinant growth hormones to treat developmental deficiencies, and nucleoside analogs to treat
HIV.

         Tools and Genomics Sector - Aiding the Drug Discovery Effort. Tools
and genomics companies aid the pharmaceutical and biotechnology industries as well as academia in drug discovery efforts. For example, the microarray gene chip is used to monitor the entire genome on a single chip, thereby automating the process of identifying expressed mRNA and determining which genes are turned on or off in diseases. By combining technologies such as gene chips with increased computing power, the cost and throughput time for research and development is shortened, leading to more rapid product development cycles.
Genomics companies use genetic code databases to help drug companies discover novel targets. This platform can be used to identify many different disease-causing mutations.

         Healthcare Services Sector. This sector consists of HMO's, hospitals, hospices, long-term care and nursing facilities, distributors of drugs and medical supplies, specialty treatment centers and clinical research organizations. This sector has expanded consistent with the aging of the population and the growth of healthcare spending and offers distinct opportunities with respect to the use of cash to create efficiencies and generate accretive returns.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

         Various members of our management team have regular access to substantial deal flow across the healthcare industry as a result of their current business activities. As healthcare, asset management and merchant banking professionals, members of the management team have been, and are likely in the future to continue to be, presented with proposals and offers of many varieties with respect to prospective investments and transactions. These individuals may also become aware of potential transaction opportunities by attending healthcare conferences or conventions. In addition, we anticipate that target business candidates may be brought to our attention by various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

         Subject to the requirement that our initial business combination must be with a target business in the healthcare industry and have a fair market value of at least 80% of our net assets at the time of the business combination, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

         o    financial condition and results of operation;

         o    growth potential;

         o    the ability of the target business to benefit from the existing healthcare reimbursement regime and possible reform with respect to cost containment;

         o    experience and skill of management and availability of additional personnel;

         o    capital requirements;

         o    competitive position;

         o    barriers to entry;

         o    stage of development of the products, processes or services;

         o    degree of current or potential market acceptance of the products, processes or services;

         o    proprietary features and degree of intellectual property or other protection of the products, processes or services;

         o    regulatory environment of the industry; and

         o    costs associated with effecting the business combination.

         These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, in addition to the above factors, on any other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

FAIR MARKET VALUE OF TARGET BUSINESS

         The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition.
The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

         Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

         In connection with the vote required for any business combination, our
Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the
IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20%
of the IPO Shares exercise their conversion rights.

CONVERSION RIGHTS

         At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.37. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units. LIQUIDATION IF NO BUSINESS COMBINATION

         If we do not complete a business combination by April 27, 2007, or by
October 27, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

         If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 27,
2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by October 27, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

         If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.37. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Lindsay
A. Rosenwald, our chairman of the board, has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or for products sold to us to the extent they have claims against the funds in our trust account.

COMPETITION

        In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

         o    our obligation to seek stockholder approval of a business
              combination may delay the completion of a transaction;

         o    our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

         o    our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

         If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business.
Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

GOVERNMENT REGULATION

         The healthcare industry is highly regulated, and the federal and state laws that may affect our business following a business combination could be significant. Federal and state governments regulate the healthcare industry extensively including through the Medicare and Medicaid payment programs, each of which is financed, at least in part, with federal funds. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment.

         Significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination include the following:

         o    False and other improper claims for payment. The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

         o    Health Insurance Portability and Accountability Act. Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

         o    Anti-kickback laws. Federal and state anti-kickback laws make it a felony to knowingly or willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or
              recommendations regarding services or products.

         o    The Stark Self-Referral Law and other laws prohibiting
              self-referral and financial inducements. Laws that limit the circumstances under which physicians who have a financial
              relationship with a company may refer patients to such company for the provision of certain services.

         o    Corporate practice of medicine. Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements with physicians, such as fee-splitting.

         o    Antitrust laws. Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

         A violation of any of these laws could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payers, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, we intend to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws. However, there can be no assurance that we will be successful in ensuring compliance with all applicable laws and regulations. If we will be found to have violated any rules or regulations that could adversely affect our business and operations, the violations may delay or impair our ability to complete a business combination. Additionally, laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

EMPLOYEES

         We have four executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

RISKS ASSOCIATED WITH OUR BUSINESS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED
RESOURCES.

         We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry.
We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE
REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE
LESS THAN $5.37 PER SHARE.

         Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.37 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Lindsay A.
Rosenwald has agreed that he will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS
SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO
DO SO.

         There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE
A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS
OF THE BUSINESS' OPERATIONS.

         Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

IF WE EFFECT A BUSINESS COMBINATION WITH A COMPANY LOCATED OUTSIDE OF THE UNITED
STATES, WE WOULD BE SUBJECT TO A VARIETY OF ADDITIONAL RISKS THAT MAY NEGATIVELY
IMPACT OUR OPERATIONS.

         We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business' home jurisdiction, including any of the following:

         o    tariffs and trade barriers;

         o    regulations related to customs and import/export matters;

         o    longer payment cycles;

         o    tax issues, such as tax law changes and variations in tax laws as compared to the United States;

         o    currency fluctuations;

         o    challenges in collecting accounts receivable;

         o    cultural and language differences; and

         o    employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

IF WE EFFECT A BUSINESS COMBINATION WITH A COMPANY LOCATED OUTSIDE OF THE UNITED
STATES, THE LAWS APPLICABLE TO SUCH COMPANY WILL LIKELY GOVERN ALL OF OUR
MATERIAL AGREEMENTS AND WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS.

         If we effect a business combination with a company located outside of the United States, the laws applicable to such company will govern almost all of our material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
Additionally, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A
BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS
AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

         Our certificate of incorporation authorizes the issuance of up to
40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have
7,275,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

         o    may significantly reduce the equity interest of stockholders;

         o    may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

         o    will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

         o    may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

         o    default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

         o    acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

         o    our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

         o    our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

OUR ABILITY TO SUCCESSFULLY EFFECT A BUSINESS COMBINATION AND TO BE SUCCESSFUL
THEREAFTER WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME
OF WHOM MAY JOIN US FOLLOWING A BUSINESS COMBINATION.

         Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained.
Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

OUR OFFICERS AND DIRECTORS ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY
CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO
DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO
CONSUMMATE A BUSINESS COMBINATION.

         Our officers and directors are not required to commit their full time to our affairs, which may

result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

ONE OF OUR DIRECTORS IS NOW, AND OUR OTHER OFFICERS, DIRECTORS AND THEIR
AFFILIATES MAY IN THE FUTURE BECOME, AFFILIATED WITH ENTITIES ENGAGED IN
BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND,
ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING TO WHICH ENTITY A
PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED.

         Isaac Kier, one of our directors, has contractual and fiduciary obligations that require him to present appropriate business opportunities to other entities prior to presenting them to us for our consideration. Mr. Kier has pre-existing contractual and fiduciary obligations to Tremisis Energy
Acquisition Corporation and Rand Acquisition Corporation, two blank check companies with business plans similar to ours. Tremisis Energy Acquisition
Corporation is seeking to acquire an operating business in either the energy or environmental industries and their related infrastructures. Rand Acquisition
Corporation is also seeking to acquire an operating business, focusing initially on various industries including logistics and distribution, infrastructure and manufacturing. Each of Tremisis Energy Acquisition Corporation and Rand
Acquisition Corporation has entered into definitive agreements for business combinations but have not yet completed such business combinations.
Additionally, Mr. Kier has pre-existing fiduciary obligations to MPLC, Inc., a public "shell" company that is seeking to locate and consummate a merger or acquisition with a private company. Accordingly, to the extent that Mr. Kier identifies business opportunities that may be suitable for such entities, he must honor his pre-existing obligations to such entities and offer those opportunities to them prior to offering them to us. Additionally, our other officers, directors and their affiliates may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Furthermore, in light of our officers and directors existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, while we do not believe that, aside from Mr. Kier, any of our officers or directors currently has a conflict of interest in terms of presenting to entities other than us business opportunities that may be suitable for us, conflicts of interest may arise in the future in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK AND WARRANTS
WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY
HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS
IS APPROPRIATE FOR A BUSINESS COMBINATION.

         All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares, and own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION,
WHICH WILL CAUSE US TO BE

SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR
SERVICES.

         As of December 31, 2005, we had $52,523,235 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.
Accordingly, the prospects for our success may be:

         o    solely dependent upon the performance of a single business, or

         o    dependent upon the development or market acceptance of a single or limited number of products, processes or services.

         Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent assimilation into a single operating business of the operations and services or products of the acquired companies.
If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT
ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR
CAPITAL STRUCTURE.

         When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account.
Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

BECAUSE OF OUR LIMITED RESOURCES AND STRUCTURE, WE MAY NOT BE ABLE TO CONSUMMATE
A BUSINESS COMBINATION WITH GROWTH POTENTIAL.

         We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive

limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A
BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET
BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A
PARTICULAR BUSINESS COMBINATION.

         Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.
None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A
SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING
STOCKHOLDER VOTE.

         Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF
COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         We currently have outstanding warrants to purchase 19,550,000 shares of common stock and options to purchase 425,000 shares of common stock and warrants to purchase an additional 850,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of

our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE,
OUR WARRANTS WILL EXPIRE WORTHLESS.

         If we do not complete a business combination by April 27, 2007, or by
October 27, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of
IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE
EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS
MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which their shares are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,125,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE
BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH
MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

         If we are deemed to be an investment company under the Investment
Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

         o    restrictions on the nature of our investments; and

         o    restrictions on the issuance of securities.

         In addition, we may have imposed upon us burdensome requirements, including:

         o    registration as an investment company;'

         o    adoption of a specific form of corporate structure; and

         o    reporting, record keeping, voting, proxy and disclosure
              requirements and other rules and

              regulations.

         We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in
Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

         RISKS ASSOCIATED WITH OUR ACQUISITION OF A TARGET BUSINESS IN THE
HEALTHCARE INDUSTRY

IF WE ARE UNABLE TO OBTAIN ANY NECESSARY GOVERNMENT APPROVALS OR ARE UNABLE TO
SUBSTANTIATE OUR CLINICAL TRIALS FOLLOWING A BUSINESS COMBINATION, WE MAY BE
UNABLE TO OFFER OUR PRODUCTS, TECHNOLOGIES OR SERVICES.

         We may effect a business combination with a target business engaged in the development of products or technologies or that is conducting clinical trials on products. Our failure to obtain and maintain regulatory approval for a product candidate following a business combination will prevent us from commercializing it. Additionally, if the results of any clinical trials do not support our product candidate claims, we may be unable to offer such products.

         Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other
United States regulatory agencies and by comparable authorities in other countries. We may need to conduct, at our own expense, extensive preclinical, clinical and post-commercialization trials to demonstrate the safety and efficacy in humans of product candidates. Securing product approval often requires the submission of extensive preclinical and clinical data, information about product manufacturing processes, and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate's safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. The process of obtaining and maintaining regulatory approvals may vary and involves substantial regulatory discretion, is expensive, and often takes many years, if approval is obtained at all. Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Because earlier stage clinical trials often involve small patient populations, the results of these clinical trials may not be indicative of future results and later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.

         Unanticipated problems may arise at various stages of the development of products or technologies, and such efforts may ultimately be unsuccessful.
Any delay in, or termination of, clinical trials will delay the filing with the
FDA of an application for approval of that product and, ultimately, may delay our ability to commercialize product candidates and generate product revenues.
Delays in commercializing products may result in the need to seek additional capital, potentially diluting the interests of investors. These various factors, which often result in abrupt changes in the share prices of companies in the healthcare industry generally, may have a broad effect on the share price of our securities as well.

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENTAL REGULATIONS AFFECTING THE
HEALTHCARE INDUSTRY FOLLOWING A BUSINESS COMBINATION, IT COULD RESULT IN THE
IMPOSITION OF PENALTIES AND FINES AGAINST US AND RESULT IN

THE CURTAILMENT OF OUR OPERATIONS.

         There is extensive government regulation of many healthcare businesses, as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or the implementation of various reform initiatives could adversely affect certain sectors of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance could reduce our profitability.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PROTECTION FOR THE INTELLECTUAL PROPERTY
RELATING TO OUR TECHNOLOGIES, PRODUCTS OR SERVICES FOLLOWING A BUSINESS
COMBINATION, OR IF WE FAIL TO SECURE RIGHTS TO THE PATENTS OF OTHERS, THE VALUE
OF OUR TECHNOLOGY, PRODUCTS OR SERVICES MAY BE DIMINISHED AND OUR REVENUES MAY
BE DECREASED.

         Our success, competitive position and future revenues following a business combination will depend in part on our ability (and possibly the ability of our licensors) to obtain and maintain patent protection in the United
States and in other countries for our products, methods, processes, services and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. At the same time, intellectual property rights in the fields of medical devices, diagnostics, pharmaceuticals and biotechnology are highly uncertain and may involve complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our products, methods, processes, services or other technologies. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, or others may obtain patents claiming aspects similar to those covered by our patents and patent applications, which factors could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial costs and risks in litigation and administrative proceedings and drain our resources. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

         In addition, our success following a business combination likely will depend at least in part upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors and possibly our licensors and contractors as well. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we likely will need to rely on trade secret protection and confidentiality agreements. However, even if employees, consultants, advisors and contractors enter into agreements prohibiting the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business, these agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights may be significantly impaired and our business and competitive position may suffer.

IF WE INFRINGE THE RIGHTS OF THIRD PARTIES, WE COULD BE PREVENTED FROM SELLING
PRODUCTS, FORCED TO PAY DAMAGES, AND DEFEND AGAINST LITIGATION.

         In the event that, following a business combination, our products, methods, processes or other technologies are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:

         o    obtain licenses, which may not be available on commercially reasonable terms, if at all;

         o    abandon an infringing product, process or technology;

         o    redesign our products, processes or technologies to avoid
              infringement;

         o    stop using the subject matter claimed in the patents held by others;

         o    pay damages; or

         o    defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of valuable management resources.

THE HEALTHCARE INDUSTRY IS SUSCEPTIBLE TO SIGNIFICANT LIABILITY EXPOSURE. WE MAY
INCUR SUBSTANTIAL LIABILITIES AND BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR
PRODUCTS IN RESPONSE TO PRODUCT LIABILITY LAWSUITS.

         The testing and marketing of medical products and technologies entail an inherent risk of product liability. Accordingly, any target business that we acquire in the healthcare industry may be exposed to potential liability risks inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provision of healthcare services. A liability claim or the imposition of liability may have a material adverse effect on our business, financial condition or market prices of our securities.

         If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of the products, processes or technologies that we develop. Further, even if we have agreements with any third parties that entitle us to indemnification against losses, such indemnification may not be adequate should any claim arise.

THE COMMERCIAL SUCCESS OF THE PRODUCTS BEING MARKETED AND/OR DEVELOPED BY A
TARGET BUSINESS THAT WE ACQUIRE WILL BE IMPAIRED IF PHYSICIANS AND PATIENTS DO
NOT ACCEPT AND USE OUR PRODUCT CANDIDATES.

         Even if the target business that we acquire has an approved and marketed product, and the FDA following a business combination approves the use of additional product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

         o    perceptions by members of the health care community, including physicians, regarding the safety and effectiveness of our
              products;

         o    cost-effectiveness of our products relative to competing products;

         o    availability of reimbursement for our products from government or other healthcare payers; and

         o    effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The failure of a product to obtain or maintain market acceptance would harm our business and could require us to seek additional financing in order to fund the development of future product candidates.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices at 787 7th Avenue, 48th Floor, New
York, New York pursuant to an agreement with Paramount BioCapital Asset
Management, an affiliate of our executive officers. We pay Paramount BioCapital
Asset Management a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Paramount BioCapital Asset Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our units, common stock and warrants are traded on the Over-the-Counter
Bulletin Board under the symbols PMQCU, PMQC and PMQCW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 24, 2005 and since the common stock and warrants commenced public trading on January 11, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                            Units              Common Stock            Warrants
                                                            -----              ------------            --------
                                                       High        Low       High        Low       High        Low
                                                       ----        ---       ----        ---       ----        ---

      2006:
           First Quarter*................              8.40       6.30       5.75       5.06       1.40       0.55

      2005:
           Fourth Quarter................              6.75       6.00        --         --         --         --

*Through March 27, 2006

HOLDERS

         As of March 29, 2006, there was one holder of record of our units, eight holders of record of our common stock and one holder of record of our warrants.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In June 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                  Stockholders                                Number of Shares
                  ------------                                ----------------

                  Lindsay A. Rosenwald                            584,375
                  Lindsay A. Rosenwald 2000 Family Trusts         584,375
                  J. Jay Lobell                                   318,750
                  I. Keith Maher                                  318,750
                  Michael Weiser                                  106,250
                  Arie Belldegrun                                 106,250
                  Isaac Kier                                      106,250

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.01176 per share.

INITIAL PUBLIC OFFERING

         On October 27, 2005, we closed our initial public offering of
8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 31, 2005 and November 1, 2005, we consummated the closing of an aggregate of 1,275,000 additional units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $58,650,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127149). The Securities and Exchange Commission
declared the registration statement effective on October 21, 2005.

         We paid a total of $4,105,500 in underwriting discounts and commissions and $1,071,134 for other costs and expenses related to the offering, including
$510,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds on the initial closing only. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $53,473,366, of which $52,164,500 was deposited into the trust account and the remaining proceeds of $1,308,868 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $358,735, a component of interest income, through
December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We were formed on June 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         We consummated our initial public offering on October 27, 2005. All activity from June 1, 2005 through October 27, 2005 related to our formation and our initial public offering. Since October 27, 2005, we have been searching for prospective target businesses to acquire.

         We had net income of $185,122 for the period June 1, 2005 (inception)
to December 31, 2005 consisting of $367,145 of interest income on the trust fund and operating account offset by $70,857 of general and administrative costs and
$111,166 of tax expenses.

         $52,164,500 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,308,866 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use the majority of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At
December 31, 2005, we had cash outside of the trust fund of $1,122,290, prepaid expenses of $219,072 and total liabilities of $181,009, leaving us with working capital of $53,683,588 or $1,160,353 excluding investments held in the trust account. We believe that we have sufficient available funds outside of the trust fund to operate through October 27, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         We are obligated to pay to Paramount BioCapital Asset Management a monthly fee of $7,500 for general and administrative services. In 2005, we paid a total of $17,500 to Paramount BioCapital Asset Management for these services.
In addition, in 2005, Lindsay A. Rosenwald advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in November 2005 out of proceeds of our initial public offering.

         In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 425,000 units at an exercise price of
$7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share.
We accounted for the fair value of the option, inclusive of the receipt of the
$100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1)
expected volatility of 42.875%, (2) risk-free interest rate of 4.03%, (3)
expected life of 5 years and (4) dividend rate of zero. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 7. FINANCIAL STATEMENTS

         This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROL AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the
"Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December
31, 2005. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

         Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles
(United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our current directors and executive officers are as follows:

            Name                                Age               Position
            ----                                ---               --------

            Lindsay A. Rosenwald                50                Chairman of the Board

            J. Jay Lobell                       42                Chief Executive Officer, Secretary
                                                                  and Director

            I. Keith Maher                      37                President and Director

            Michael Weiser                      42                Executive Vice President and
                                                                  Director

            Arie Belldegrun                     55                Director

            Isaac Kier                          52                Director

         LINDSAY A. ROSENWALD, M.D. has served as our chairman of the board since our inception. Dr. Rosenwald has served as chairman and chief executive officer of Paramount BioCapital, Inc., since 1991, as managing member of
Paramount Biosciences LLC (and its predecessor, Paramount BioCapital
Investments, LLC) since 1996, and as chairman and chief executive officer of
Paramount BioCapital Asset Management, Inc. since 1994. Paramount BioCapital,
Inc. is a private investment banking firm and an SEC- and NASD-registered broker-dealer specializing in private placements of equity and debt securities for publicly-traded and privately-held companies in the biomedical, biopharmaceutical and medical technology industries. Paramount BioSciences, LLC is engaged in the research, formation and acquisition of seed-stage and distressed life science technologies and companies, identifying and evaluating a broad spectrum of therapeutic and medical technologies in order to capture innovations with significant commercial potential. Paramount BioCapital Asset
Management, Inc. manages hedge and private equity funds focused on healthcare and life science companies. He has also served since March 2000 as a director of
Keryx BioPharmaceuticals, Inc., a NASDAQ National Market listed biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Dr. Rosenwald received a B.S. from Pennsylvania State University and a M.D. from the Temple University
School of Medicine.

         J. JAY LOBELL has served as our chief executive officer, secretary and a member of our board of directors since our inception. Mr. Lobell has served as president and chief operating officer of Paramount BioCapital Asset Management,
Inc. and Paramount Biosciences, LLC since January 2005, and is a registered representative of Paramount BioCapital, Inc. From 1996 through December 2004,
Mr. Lobell was a partner at Covington & Burling, a law firm, where he provided litigation, corporate and regulatory advice. Mr. Lobell received a B.A. from
Queens College and a J.D. from Yale Law School.

         I. KEITH MAHER, M.D. has served as our president and a member of our board of directors since our inception. Dr. Maher has served as managing director of Paramount BioCapital Asset Management, Inc. since March 2005, and is a registered representative of Paramount BioCapital, Inc. From February

2002 to March 2005, Dr. Maher worked at Weiss, Peck & Greer, where he served as managing director and as portfolio manager and analyst at the WPG Farber Fund, an equity hedge fund, where he also led that fund's direct investment practice.
From July 2000 to February 2002, Dr. Maher was with Lehman Brothers, where he was involved in equity research, including research on medical technology companies. Dr. Maher received a B.A. from Boston University, a M.D. from Union
University and a M.B.A. from the Kellogg School of Business at Northwestern
University.

         MICHAEL WEISER, M.D. has served as our executive vice president and a member of our board of directors since our inception. Since July 1998, Dr.
Weiser has served as the director of research at Paramount BioCapital Asset
Management, and is a registered representative of Paramount BioCapital, Inc.
Prior to joining Paramount, Dr. Weiser was a medical student and later a resident at NYU School of Medicine and NYU Medical Center. Dr. Weiser is also a director of the following public companies:

         o    Hana Biosciences, Inc., an OTC Bulletin Board-listed
              biopharmaceutical company that aims to acquire, develop and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases;

         o    Manhattan Pharmaceuticals, Inc., an OTC Bulletin Board-listed company developing and commercializing biomedical and
              pharmaceutical technologies; and

         o    VioQuest Pharmaceuticals, Inc., an OTC Bulletin Board-listed company that, through its subsidiaries, provides products and services to pharmaceutical and fine chemical companies.

Dr. Weiser received a B.A. from University of Vermont, a Ph.D. from Cornell
University Graduate School of Medicine and a M.D. from NYU School of Medicine.

         ARIE BELLDEGRUN, M.D. has been a member of our board of directors since our inception. He has served as professor of urology since 1994, and chief of the division of urologic oncology since 1996, at the David Geffen School of
Medicine at the University of California, Los Angeles (UCLA), whose faculty he first joined in 1988. He has also held the Roy and Carol Doumani Chair in urologic oncology at UCLA since 2000. Prior to UCLA, Dr. Belldegrun served as a research fellow in surgical oncology at the National Cancer Institute/NIH from
1985 to 1988. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons. Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and serves as a reviewer for many medical journals and granting organizations. In addition to holding several patents, Dr. Belldegrun is the author of several books on prostate and kidney cancers, and has written over 350 scientific publications with an emphasis on urologic oncology, particularly kidney, prostate and bladder cancers. He is the founder of Agensys, Inc., a company focused on the development of fully human monoclonal antibodies to treat solid tumor cancers based on Agensys' propriety targets. Dr. Belldegrun served as founding chairman of Agensys from 1997 to 2002 and has served on the board of directors and as a consultant since that time. Dr. Belldegrun has served on the board of directors of Hana Biosciences, Inc. since April 2004. Dr. Belldegrun also is vice chairman of the board of directors and chairman of the Scientific Advisory Board of
Cougar Biotechnology, Inc., a private company that was established to in-license and develop early clinical stage drugs, with a specific focus on the field of oncology. Dr. Belldegrun received a B.S. and a M.D. from Hebrew University
Hadassah Medical School in Jerusalem. He completed his post training at the
Weizmann Institute of Science and his residency in urology at Harvard Medical
School.

         ISAAC KIER has been a member of our board of directors since our inception. Since February 2000, Mr. Kier has served as a general partner of
Coqui Capital Partners L.P., a venture capital firm, which invests primarily in early stage companies. Since October 1997, he has been a principal and managing partner of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. Since January 2005, Mr. Kier
has also served as president, secretary, treasurer and a director of MPLC, Inc., a public "shell" company that recently emerged from bankruptcy and is seeking to locate and consummate a merger or acquisition with a private company. From 1987 to 1997, he served as the managing partner of the Alabama 8 Market, a non-wireline cellular licensee. From 1982 until its sale in 1995, Mr. Kier served as the chairman of the board and chief executive officer of Lida, Inc., a
NASDAQ-listed company engaged in textile production and printing. Since February
2004, Mr. Kier has served as a member of the board of directors and secretary and treasurer of Tremisis Energy Acquisition Corporation, an OTC Bulletin
Board-listed company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the energy or the environmental industry and their related infrastructures. Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences Inc. and Rand Acquisition
Corporation, an OTC Bulletin Board-listed company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. Mr. Kier also serves on the board of directors of several private companies, including
Caribbean Storage, Inc. and Montebello Brand Liquors, Inc. Mr. Kier received a
B.A. from Cornell University and a J.D. from George Washington University Law
School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the period June 1, 2005
(inception) to December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

                  In November 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Paramount Acquisition Corp., 787 7th Avenue, 48th Floor, New York,
New York 10019.

ITEM 10. EXECUTIVE COMPENSATION

         No executive officer has received any cash compensation for services rendered to us. Commencing on October 21, 2005 and ending upon the acquisition of a target business, we will pay Paramount BioCapital Asset Management, an affiliate of Lindsay A. Rosenwald, J. Jay Lobell, I. Keith Maher and Michael
Weiser, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide such individuals compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our
Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2006 by:

         o    each person known by us to be the beneficial owner of more than 5%
              of our outstanding shares of common stock;

         o    each of our officers and directors; and

         o    all our officers and directors as a group.

         Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                          Amount and Nature
                                            of Beneficial         Percent of
Name and Address of Beneficial Owner(1)       Ownership             Class
--------------------------------------        ---------             -----

Lindsay A. Rosenwald                         1,168,750(2)           9.8%

J. Jay Lobell                                 318,750(3)            2.7%

I. Keith Maher                                318,750(4)            2.7%

Isaac Kier((5))                               156,250(6)            1.3%

Michael Weiser                                106,250(7)              *

Arie Belldegrun((8))                          106,250(7)              *

North Sound Capital LLC((9))                 800,000(10)            6.7%

Fir Tree, Inc.((11))                         700,000(12)            5.9%

All directors and executive officers        2,175,000(13)          18.3%
as a group (six individuals)

-----------------------------------
* Less than one percent.

(1)      Unless otherwise indicated, the business address of each of the following is 787 7th Avenue, 48th Floor, New York, New York 10019.
(2)      Includes 584,375 shares of common stock held by the Lindsay A.
         Rosenwald 2000 Family Trusts established for the benefit of Dr.
         Rosenwald's family. Dr. Rosenwald disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any. Does not include 493,145 shares of common stock issuable upon exercise of warrants held by Dr. Rosenwald that are not currently exercisable and will not become exercisable within 60 days.
(3)      Does not include 191,094 shares of common stock issuable upon exercise of warrants held by Mr. Lobell that are not currently exercisable and will not become exercisable within 60 days.
(4)      Does not include 49,311 shares of common stock issuable upon exercise of warrants held by Dr. Maher that are not currently exercisable and will not become exercisable within 60 days.
(5)      The business address of Mr. Kier is Coqui Capital Partners, L.P., 1775
         Broadway, Suite 604, New York, New York 10019.
(6)      Includes 50,000 shares of common stock held by the Kier Family LP. Does not include (i) 43,150 shares of common stock issuable upon exercise of warrants held by Mr. Kier and (ii) 100,000 shares of common stock issuable upon exercise of warrants held by the Kier Family LP, none of which are not currently exercisable and all of which will not become exercisable within 60 days.
(7)      Does not include 43,150 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.
(8)      The business address of Dr. Belldegrun is 10940 Wilshire Blvd., Suite
         600, Los Angeles, California 90024.
(9)      The business address of North Sound Capital LLC is 20 Horseneck Avenue,
         Greenwich, Connecticut 06830.
(10)     Represents shares held by North Sound Legacy Institutional Fund LLC and
         North Sound Legacy International Ltd. North Sound Capital LLC is the
         managing member of North Sound Legacy Institutional Fund and investment advisor of North Sound Legacy International Ltd. and as such exercises voting and dispositive power over the shares. Does not include
         1,600,000 shares of common stock issuable upon exercise of warrants held by North Sound Legacy Institutional Fund LLC and North Sound
         Legacy International Ltd. that are not currently exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on October 27, 2005.
(11)     The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor,
         New York, New York 10017.
(12)     Represents (i) 470,257 shares of common stock held by Sapling, LLC and
         (ii) 229,743 shares of common stock held by Fir Tree Recovery Master
         Fund, L.P. Fir Tree, Inc. is the investment manager of both entities.
         The foregoing information was derived from a Schedule 13G filed with the SEC on November 3, 2005.
(13)     Does not include 863,000 shares of common stock issuable upon exercise of warrants beneficially owned by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

         All 2,125,000 shares of our outstanding common stock owned by our
Founders prior to our initial public offering have been placed in escrow with
Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.
         Drs. Rosenwald and Maher and Mr. Lobell may be deemed to be our
"parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2005, we issued 2,125,000 shares of our common stock to the following individuals for $25,000 in cash, at a purchase price of approximately
$0.01176 per share as set forth below:

         Name                       Number of Shares    Relationship to Us
         ----                       ----------------    ------------------

         Lindsay A. Rosenwald       584,375             Chairman of the Board
         Lindsay A. Rosenwald
         2000 Family Trusts         584,375             Stockholder
         J. Jay Lobell              318,750             Chief Executive Officer, Secretary and Director
         I. Keith Maher             318,750             President and Director
         Michael Weiser             106,250             Executive Vice President and Director
         Arie Belldegrun            106,250             Director
         Isaac Kier                 106,250             Director

         Pursuant to an escrow agreement between us, the Founders and
Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

         o    October 21, 2008;

         o    our liquidation; or

         o    the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

         Each of our Founders also entered into a letter agreement with us and
EarlyBirdCapital pursuant to which, among other things:

         o    each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

         o    if we fail to consummate a business combination by April 27, 2007
              (or by October 27, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

         o    each waived any and all rights he may have to receive any
              distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

         o    each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable
              opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

         o    each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the
              Founders unless we obtain an opinion from an independent
              investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

         o    each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

         o    each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

         Paramount BioCapital Asset Management, an affiliate of our executive officers, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay
Paramount BioCapital Asset Management $7,500 per month for these services.

         During 2005, Dr. Rosenwald advanced an aggregate of $100,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of December 1, 2006 or the consummation of our initial public offering. These loans were repaid in November 2005.

         We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

         Other than reimbursable out-of-pocket expenses payable to our officers and directors and the $7,500 per month payment to Paramount BioCapital Asset
Management, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

         All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            -----------

         3.1               Certificate of Incorporation. (1)

         3.2               By-laws. (1)

         4.1               Specimen Unit Certificate. (1)

         4.2               Specimen Common Stock Certificate. (1)

         4.3               Specimen Warrant Certificate. (1)

         4.4               Form of Unit Purchase Option granted to
                           EarlyBirdCapital, Inc. (1)

         4.5               Form of Warrant Agreement between Continental Stock
                           Transfer & Trust Company and the Registrant. (1)

         10.1              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and Lindsay A. Rosenwald. (1)

         10.2              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and Lindsay A. Rosenwald 2000
                           Family Trusts. (1)

         10.3              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and J. Jay Lobell. (1)

         10.4              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and I. Keith Maher. (1)

         10.5              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and Michael Weiser. (1)

         10.6              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and Arie Belldegrun. (1)

         10.7              Letter Agreement among the Registrant,
                           EarlyBirdCapital, Inc. and Isaac Kier. (1)

         10.8              Form of Investment Management Trust Agreement between
                           Continental Stock Transfer & Trust Company and the
                           Registrant. (1)

         10.9              Form of Stock Escrow Agreement between the
                           Registrant, Continental Stock Transfer & Trust
                           Company and the Founders. (1)

         10.10             Form of Letter Agreement between Paramount BioCapital
                           Asset Management, Inc. and Registrant regarding
                           administrative support. (1)

         10.11             Promissory Note, dated July 22, 2005, issued to
                           Lindsay A. Rosenwald. (1)

         10.12             Registration Rights Agreement among the Registrant
                           and the Founders. (1)

         10.13             Form of Warrant Purchase Agreements among
                           EarlyBirdCapital, Inc. and each of Lindsay A.
                           Rosenwald, J. Jay Lobell, I. Keith Maher, Michael
                           Weiser, Arie Belldgrun and Isaac Kier. (1)

         31                Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         32                Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (1)  Incorporated by reference to the Registrant's Registration
              Statement on Form S-1 (SEC File No. 333-127149).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The firm of Marcum & Kliegman LLP acts as our Independent Registered
Public Accounting Firm. The following is a summary of fees paid to our
Independent Registered Public Accounting Firm for services rendered.

AUDIT FEES

         During the fiscal year ended December 31, 2005, the fees for our
Independent Public Registered Accounting Firm are $50,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the
Securities and Exchange Commission on October 27, 2005, our Quarterly Report for
the quarter ended September 30, 2005 on Form 10-QSB and the audit of our
December 31, 2005 Annual Report on Form 10-KSB.

AUDIT-RELATED FEES

         During 2005, our Independent Registered Public Accounting Firm did not
render assurance and related services related to the performance of the audit or review of financial statements.

TAX FEES

         During 2005, our Independent Registered Public Accounting Firm did not
render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         During 2005, there were no fees billed for products and services provided by the Independent Registered Public Accounting Firm other than those set forth above.

AUDIT COMMITTEE APPROVAL

         We currently do not have an audit committee.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-2

  FINANCIAL STATEMENTS

      Balance Sheet                                                         F-3
      Statement of Operations                                               F-4
      Statement of Changes in Stockholders' Equity                          F-5
      Statement of Cash Flows                                               F-6

  NOTES TO FINANCIAL STATEMENTS                                      F-7 - F-11

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

To the Board of Directors
Paramount Acquisition Corp.

We have audited the accompanying balance sheet of Paramount Acquisition Corp. (a development stage enterprise) (the "Company") as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the period June 1, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramount Acquisition Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period June 1, 2005 (inception) to December 31, 2005, in conformity with
United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

March 17, 2006

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------
                                                          December 31,
                                                              2005
--------------------------------------------------------------------------------

ASSETS
     Current Assets:
     Cash                                                  $ 1,122,290
     Investments held in Trust Fund                         52,523,235
     Prepaid expenses and other                                219,072
                                                           -----------
          Total current assets                             $53,864,597
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities-Accrued expenses                      181,009
                                                           -----------

Common stock, subject to possible conversion,
    1,954,023 shares at conversion value                    10,499,394
                                                           -----------

Commitment and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized
          1,000,000 shares; none issued                             --
     Common stock, $.0001 par value;
          authorized 40,000,000 shares;
          issued and outstanding 11,900,000 shares
               (less 1,954,023 subject to
               possible conversion)                                996
     Additional paid-in capital                             42,998,076
     Earnings accumulated during development stage             185,122
                                                           -----------

          Total stockholders' equity                        43,184,194
                                                           -----------
Total liabilities and stockholders' equity                 $53,864,597
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                           From
                                                           June 1, 2005
                                                           (inception) to
                                                           December 31, 2005
--------------------------------------------------------------------------------

Revenue                                                    $       --
                                                           -----------

General, selling and administrative expenses               $    70,857
                                                           -----------

Operating loss                                                 (70,857)

Interest income                                                367,145
                                                           -----------
Income before income taxes                                     296,288
Provision for income tax                                   $   111,166
                                                           -----------

Net income                                                 $   185,122
                                                           -----------

Accretion of Trust Fund relating to common stock
subject to possible conversion                                 (71,711)
                                                           -----------

Net income attributable to other common stockholders       $   113,411
                                                           -----------

Weighted average shares outstanding                          5,112,909
                                                           ===========

Basic and diluted income per share                             $   .02
                                                               =======

   The accompanying notes are an integral part of these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

--------------------------------------------------------------------------------

                                                          Common Stock       Additional       Earnings          Total
                                                          ------------         paid-in   accumulated during stockholders'
                                                       Shares      Amount      capital   development stage      equity
--------------------------------------------------------------------------------------------------------------------------

Balance, June 1, 2005 (inception)                         ---     $  ---      $   ---         $    ---       $    ---

Issuance of stock to initial stockholders             2,125,000      213         24,787            ---            25,000

Sale of 9,775,000 units, net of underwriters'
   discount and offering expenses (includes
   1,954,023 shares subject to possible conversion)   9,775,000      978     53,472,388            ---        53,473,366

Proceeds subject to possible conversion of
    1,954,023 shares                                      ---       (195)   (10,427,488)           ---       (10,427,683)

Proceeds from issuance of option                          ---        ---            100            ---               100

Accretion of Trust Fund relating to common stock
subject to possible conversion                            ---        ---        (71,711)           ---           (71,711)

Net income for the period                                 ---        ---          ---           185,122          185,122
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                           11,900,000  $   996    $42,998,076       $ 185,122      $43,184,194
                                                     ==========  =======    ===========       =========      ===========

   The accompanying notes are an integral part of these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                              From June 1, 2005
                                                               (inception) to
                                                              December 31, 2005
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                 $  185,122
       Adjustments to reconcile net income to net cash
           provided by operating activities:
       Prepaid expenses                                             (219,072)
       Accrued expenses                                              181,009
                                                                  ----------
           Net cash provided by operating activities                 147,059
                                                                  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Investments held in Trust Fund                              (52,523,235)
                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from initial public offering                  58,650,000
     Proceeds from sale of shares of common stock                     25,000
     Proceeds from issuance of option                                    100
     Payments of deferred offering costs                          (5,176,634)
                                                                  ----------
           Net cash provided by financing activities              53,498,466
                                                                  ----------

Net increase in cash                                               1,122,290
Cash at beginning of the period                                            -
                                                                  ----------
Cash at end of the period                                         $1,122,290
                                                                  ==========

Supplemental disclosure of non cash activity:

           Accretion of Trust Fund relating to common stock
           subject to possible conversion                             71,711

   The accompanying notes are an integral part of these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION,                  Paramount Acquisition Corp. (the
        BUSINESS                       "Company") was incorporated in Delaware
        OPERATIONS AND                 on June 1, 2005 as a blank check company
        SIGNIFICANT ACCOUNTING         whose objective is to acquire an
        POLICIES                       operating business in the healthcare
                                       industry.

                                       All activity from June 1, 2005
                                       (inception) through October 27, 2005,
                                       relates to the Company's formation and
                                       initial public offering described below.
                                       Activity from October 28, 2005 to
                                       December 31, 2005 relates to general and
                                       administrative expenses incurred in
                                       connection with the search for a target
                                       business. The Company has selected
                                       December 31 as its fiscal year-end.

                                       The registration statement for the
                                       Company's initial public offering
                                       ("Offering") was declared effective
                                       October 21, 2005. The Company consummated
                                       the Offering on October 27, 2005. In
                                       addition, on October 31, 2005 and
                                       November 1, 2005 the Company issued
                                       shares pursuant to an over-allotment
                                       option for the Offering, receiving total
                                       gross proceeds of approximately
                                       $58,650,000 for the entire offering (Note
                                       2). The Company's management has broad
                                       discretion with respect to the specific
                                       application of the net proceeds of this
                                       Offering, although substantially all of
                                       the net proceeds of this Offering are
                                       intended to be generally applied toward
                                       consummating a business combination with
                                       an operating business in the healthcare
                                       industry ("Business Combination").
                                       Furthermore, there is no assurance that
                                       the Company will be able to successfully
                                       effect a Business Combination. An amount
                                       of $52,164,500 of the net proceeds was
                                       deposited in an interest-bearing trust
                                       account ("Trust Account") until the
                                       earlier of (i) the consummation of a
                                       Business Combination or (ii) liquidation
                                       of the Company. As of December 31, 2005,
                                       the balance in the Trust Account was
                                       $52,523,235. Under the agreement
                                       governing the Trust Account, funds will
                                       only be invested in United States
                                       "government securities" within the
                                       meaning of Section 2(a)(16) of the
                                       Investment Company Act of 1940 having a
                                       maturity of 180 days or less, or in money
                                       market funds meeting certain conditions
                                       under Rule 2a-7 promulgated under the
                                       Investment Company Act of 1940. The
                                       remaining net proceeds (not held in the
                                       Trust Account) may be used to pay for
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

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     --CONTINUED

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
                                       Business Combination. After consummation
                                       of a Business Combination, these voting
                                       restrictions will no longer be
                                       applicable.

                                       With respect to a Business Combination
                                       which is approved and consummated, any
                                       Public Stockholder who voted against the
                                       Business Combination may demand that the
                                       Company convert its shares. The per share
                                       conversion price will equal the amount in
                                       the Trust Account, calculated as of two
                                       business days prior to the consummation
                                       of the proposed Business Combination,
                                       divided by the number of shares of common
                                       stock held by Public Stockholders at the
                                       consummation of the Offering.
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
                                       Accordingly, $10,499,394 (which includes
                                       accretion of the Trust Fund) (19.99% of
                                       the amount held in the Trust Account) has
                                       been classified as common stock subject
                                       to possible conversion in the
                                       accompanying December 31, 2005 balance
                                       sheet.

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
                                       In the event of liquidation, it is likely
                                       that the per share value of the residual
                                       assets remaining available for
                                       distribution (including Trust Account
                                       assets) will be less than the initial
                                       public offering price per share in the
                                       Offering due to costs related to the
                                       Offering and since no value would be
                                       attributed to the warrants contained in
                                       the units sold (Note 2).

                                       CASH

                                       The Company has cash balances in banks in
                                       excess of the maximum amounts insured by
                                       the FDIC.

                                       INVESTMENTS HELD IN TRUST FUND

                                       The Company carries its investment in
                                       U.S. Government securities at cost which
                                       approximates fair value.

                                       INCOME TAXES

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     --CONTINUED

                                       Deferred income taxes are provided for
                                       the differences between the bases of
                                       assets and liabilities for financial
                                       reporting and income tax purposes. A
                                       valuation allowance is established when
                                       necessary to reduce deferred tax assets
                                       to the amount expected to be realized.
                                       Management did not record the impact of
                                       deferred taxes as they were deemed
                                       immaterial. The provision for Federal,
                                       State and local taxes amounted to $90,900
                                       and $20,266, respectively, and is
                                       included in this accompanying statement
                                       of operations.

                                       EARNINGS PER SHARE

                                       Basic earnings per share is computed by
                                       dividing net income after accretion
                                       attributable to common stockholders by
                                       the weighted-average number of shares of
                                       common stock outstanding during the
                                       period. Diluted earnings per share is
                                       calculated by dividing net income after
                                       accretion attributable to common
                                       stockholders by the weighted-average
                                       number of shares of common stock and
                                       warrants outstanding during the period.
                                       The conversion of the outstanding
                                       Warrants is contingent upon the
                                       occurrence of future events, and
                                       therefore, is not includable in the
                                       calculation of diluted earnings per share
                                       in accordance with Statement of Financial
                                       Accounting Standards No. 128, "Earnings
                                       per Share."

                                       ESTIMATES

                                       The preparation of financial statements
                                       in conformity with accounting principles
                                       generally accepted in the United States
                                       of America requires management to make
                                       estimates and assumptions that affect the
                                       reported amounts of assets and
                                       liabilities and disclosures of contingent
                                       assets and liabilities at the date of the
                                       financial statements and the reported
                                       amounts of expenses during the reporting
                                       period. Actual results could differ from
                                       those estimates.

                                       RECENTLY ISSUED PRONOUNCEMENTS

                                       Management does not believe that any
                                       recently issued, but not yet effective,
                                       accounting standards if currently adopted
                                       would have a material effect on the
                                       accompanying financial statements.

2.      INITIAL PUBLIC                 On October 21, 2005, the Company sold
        OFFERING                       8,500,000 units ("Units") in the Offering
                                       at $6.00 per Unit. On October 31, 2005
                                       and November 1, 2005, the Company sold an
                                       additional aggregate 1,275,000 units
                                       pursuant to an over-allotment option of
                                       the Offering. Each Unit consists of one
                                       share of the Company's common stock,
                                       $.0001 par value, and two Redeemable
                                       Common Stock Purchase Warrants
                                       ("Warrants"). Each Warrant entitles the
                                       holder to purchase from the Company one
                                       share of common stock at an exercise
                                       price of $5.00 commencing the later of
                                       the completion of a Business Combination
                                       or one year from the effective date of
                                       the Offering and expiring four years from
                                       the effective date of the Offering. The
                                       Warrants will be redeemable by the
                                       Company, upon prior

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     --CONTINUED

                                       written consent of EarlyBirdCapital,
                                       Inc., the representative of the
                                       underwriters ("Representative"), at a
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
                                       In connection with this Offering, the
                                       Company issued an option, for $100, to
                                       the Representative to purchase 425,000
                                       Units at an exercise price of $7.50 per
                                       Unit. The warrants underlying such Units
                                       are exercisable at $6.25 per share. The
                                       Company has accounted for the fair value
                                       of the option, inclusive of the receipt
                                       of the $100 cash payment, as an expense
                                       of the public offering resulting in a
                                       charge directly to stockholders' equity.
                                       The Company estimates that the fair value
                                       of this option is approximately $922,250
                                       ($2.17 per Unit) using a Black-Scholes
                                       option-pricing model. The fair value of
                                       the option granted to the Representative
                                       is estimated as of the date of grant
                                       using the following assumptions: (1)
                                       expected volatility of 42.875%, (2)
                                       risk-free interest rate of 4.03%, (3)
                                       expected life of 5 years and (4) dividend
                                       rate of zero. The option may be exercised
                                       for cash or on a "cashless" basis at the
                                       holder's option, such that the holder may
                                       use the appreciated value of the option
                                       (the difference between the exercise
                                       prices of the option and the underlying
                                       Warrants and the market price of the
                                       Units and underlying securities) to
                                       exercise the option without the payment
                                       of any cash.

3.      NOTE PAYABLE,                  In July 2005, the Company issued a
        STOCKHOLDER                    $100,000 unsecured promissory note to one
                                       of its Initial Stockholders. The note was
                                       non interest-bearing and was payable upon
                                       the earlier of the consummation of the
                                       Offering from the net proceeds of such
                                       Offering or December 1, 2006. The note
                                       was repaid in full during November 2005.

                                       In October 2005, an affiliate of one of
                                       the Company's executive officers paid
                                       offering expenses of $54,796 (see Note 2)
                                       on behalf of the Company. These amounts
                                       were repaid upon the consummation of the
                                       Offering from the net proceeds of such
                                       Offering.

4.      COMMITMENT AND                 The Company presently occupies office
        CONTINGENCIES                  space provided by an affiliate of the
                                       Company's executive officers. Such
                                       affiliate has agreed that, until the
                                       acquisition of a target business by the
                                       Company, it will make such office space,
                                       as well as certain office and secretarial
                                       services, available to the Company, as
                                       may be required by the Company from time
                                       to time. The Company has agreed to pay
                                       such affiliate $7,500 per month for such
                                       services commencing on October 21, 2005
                                       (the effective date of the Offering). The
                                       statement of operations for the period
                                       June 1, 2005 (inception) to December 31,
                                       2005 includes $17,500 related

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     --CONTINUED

                                       to this agreement.

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
                                       liquidation.

                                       The Initial Stockholders have agreed with
                                       the Representative that after
                                       consummation of the Proposed Offering and
                                       within the first three month period after
                                       separate trading of the Warrants has
                                       commenced, that they or certain of their
                                       affiliates or designees will collectively
                                       purchase up to $1,750,000 of Warrants in
                                       the public marketplace at prices not to
                                       exceed $0.70 per Warrant.

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
                                       Company register these shares at any time
                                       commencing three months prior to the
                                       third anniversary of the effective date
                                       of the Offering. In addition, the Initial
                                       Stockholders have certain "piggy-back"
                                       registration rights on registration
                                       statements filed subsequent to the third
                                       anniversary of the effective date of the
                                       Offering.

5.      PREFERRED STOCK                The Company is authorized to issue
                                       1,000,000 shares of preferred stock with
                                       such designations, voting and other
                                       rights and preferences as may be
                                       determined from time to time by the Board
                                       of Directors.

6.      COMMON STOCK                   At December 31, 2005, 20,825,000 shares
                                       of common stock were reserved for
                                       issuance upon exercise of redeemable
                                       warrants and the underwriters' unit
                                       purchase option.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the
31st day of March 2006.

                                      PARAMOUNT ACQUISITION CORP.

                                      By: /s/ J. Jay Lobell
                                          -----------------
                                          J. Jay Lobell
                                          Chief Executive Officer
                                          (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                       Title                              Date
----                                                       -----                              ----

/s/ Lindsay A. Rosenwald                 Chairman of the Board                           March 31, 2006
------------------------
Lindsay A. Rosenwald

/s/ J. Jay Lobell                        Chief Executive Officer, Secretary and          March 31, 2006
-----------------                        Director (Principal Executive Officer and
J. Jay Lobell                            Principal Accounting and Financial
                                         Officer)

/s/ I. Keith Maher                       President and Director                          March 31, 2006
------------------
I. Keith Maher

/s/ Michael Weiser                       Executive Vice President and Director           March 31, 2006
------------------
Michael Weiser

/s/ Arie Belldegrun                      Director                                        March 31, 2006
-------------------
Arie Belldegrun

/s/ Isaac Kier                           Director                                        March 31, 2006
--------------
Isaac Kier