Form 10QSB
period 2006-03-31
Paramount Acquisition Corp
filed 2006-05-15
CIK 1330487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-51518

                           Paramount Acquisition Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                    20-2938469
             --------                                    ----------
  (State or other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

              787 7th Avenue, 48th Floor, New York, New York 10019
              ----------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 554-4300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of May 11, 2006, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Paramount Acquisition Corp.
(a development stage enterprise)

                                                                                     Contents

                                                                                       Page
                                                                                       ----

Part I:  Financial Information:

         Item 1 -Financial Statements (Unaudited):

           Condensed Balance Sheet as of March 31, 2006                                  3

           Condensed Statements of Operations for the Three Months Ended March 31,
             2006 and the Period from June 1, 2005 (inception)
             to March 31, 2006                                                           4

           Condensed Statement of Stockholders' Equity for the Period from
             June 1, 2005 (inception) to March 31, 2006                                  5

           Condensed Statements of Cash Flows for the Three Months Ended March 31,
             2006 and the Period from June 1, 2005 (inception)
             to March 31, 2006                                                           6

            Notes to Unaudited Condensed Financial Statements                            7

         Item 2 - Management's Discussion and Analysis or Plan of Operation             11

         Item 4 - Controls and Procedures                                               12

Part II.  Other Information

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds           14

         Item 6 - Exhibits                                                              14

Signatures                                                                              15

Certifications

PART I: FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                         CONDENSED BALANCE SHEET

                                                               March 31, 2006
                                                                  (unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                          $       753,840
Investments held in Trust Fund                                     53,059,114
Prepaid expenses and other                                            194,028
                                                              ----------------
Total assets                                                       54,006,982
                                                              ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                           $        87,434
   Income taxes payable                                                79,100
   Accrued expenses - related party                                    60,850
                                                              ----------------

   Total liabilities                                                  227,384
                                                              ----------------

Common stock subject to possible conversion,
   1,954,023 shares at conversion value                            10,606,516
                                                              ----------------

Commitment and Contingencies

Stockholders' equity
   Preferred stock, $.0001 par value, Authorized
       1,000,000 shares; none issued                                        -
   Common stock, $.0001 par value
       Authorized 40,000,000 shares
       Issued and outstanding 11,900,000 shares (less
          1,954,023 subject to possible conversion)                       996
   Additional paid-in capital                                      42,890,954
   Earnings accumulated during development stage                      281,132
                                                              ----------------
Total stockholders' equity                                         43,173,082
                                                              ----------------
Total liabilities and stockholders' equity                    $    54,006,982
                                                              ================

              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                                                                                                   PARAMOUNT ACQUISITION CORP.
                                                                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                            CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                   (UNAUDITED)
                                                                             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE
                                                                        PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006

                                                                                                             Period from
                                                                                     For the three           June 1, 2005
                                                                                      months ended          (inception) to
                                                                                     March 31, 2006         March 31, 2006
--------------------------------------------------------------------------------  ---------------------  ---------------------

Revenue                                                                           $              -       $              -

General, selling and administrative expenses                                               395,928                466,785
                                                                                  ---------------------  ---------------------
Operating loss                                                                            (395,928)              (466,785)
Interest income                                                                            546,189                913,334
                                                                                  ---------------------  ---------------------
Income before income taxes                                                                 150,261                446,549
Provision for income taxes                                                                 (54,251)              (165,417)
                                                                                  ---------------------  ---------------------
Net income                                                                        $         96,010       $        281,132
                                                                                  ---------------------  ---------------------
Accretion of Trust Fund relating to common stock subject to possible conversion           (107,122)              (178,833)
                                                                                  =====================  =====================
Net (loss) income attributable to other common stockholders                       $        (11,112)      $        102,299
                                                                                  ---------------------  ---------------------
Weighted average shares outstanding                                                     11,900,000              7,122,245
                                                                                  ---------------------  ---------------------
Basic and diluted (loss) income per share                                         $          (0.00)      $           0.01
                                                                                  =====================  =====================

              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                                                                                                         PARAMOUNT ACQUISITION CORP.
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                        FOR THE PERIOD OF JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006

                                                                    Common Stock      Additional        Earnings           Total
                                                                 ------------------     paid-in    accumulated during  stockholders'
                                                                 Shares      Amount     capital     development stage     equity
                                                                 ------      ------     -------     -----------------     ------

Balance, June 1, 2005 (inception)                                    ---    $  ---       $   ---        $   ---            $   ---

Issuance of stock to initial stockholders                       2,125,000      213        24,787            ---             25,000

Sale of 9,775,000 units, net of underwriters'
   discount and offering expenses amounting to $5,176,634
   (includes 1,954,023 shares subject to possible conversion)   9,775,000      978    53,472,388            ---         53,473,366

Proceeds subject to possible conversion of
    1,954,023 shares                                                 ---      (195)  (10,427,488)           ---        (10,427,683)

Proceeds from issuance of option                                     ---       ---           100            ---                100

Accretion of Trust Fund relating to common stock
     subject to possible conversion                                  ---       ---       (71,711)           ---            (71,711)

Net income for the period                                            ---       ---           ---        185,122            185,122
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                    11,900,000       996    42,998,076        185,122         43,184,194

Accretion of Trust Fund relating to common stock
subject to possible conversion                                       ---       ---      (107,122)           ---           (107,122)

Net income for the period                                            ---       ---           ---         96,010             96,010
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                                       11,900,000   $   996   $42,890,954       $281,132        $43,173,082
                                                              ==========   =======   ===========       ========        ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE
                          PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006

                                                                   Period from
                                                   For the Three   June 1, 2005
                                                   Months  Ended  (inception) to
                                                   March 31, 2006 March 31, 2006
                                                  --------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $     96,010    $     281,132
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Prepaid expenses                                     25,044         (194,028)
   Accrued expenses                                     (1,675)          87,434
   Income taxes payable                                (12,800)          79,100
   Accrued expenses - related party                     60,850           60,850
       Net cash provided by operating activities  --------------- --------------
                                                       167,429          314,488

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investments held in Trust Fund                     (535,879)     (53,059,114)
                                                  --------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Gross proceeds from sale of units                        -        58,650,000
   Proceeds from sale of shares of common stock             -            25,000
   Proceeds from issuance of option                         -               100
   Payments of deferred offering costs                      -        (5,176,634)
                                                  --------------- --------------

       Net cash provided by financing activities            -        53,498,466
                                                  --------------- --------------

Net increase/(decrease) in cash                      (368,450)          753,840
Cash at beginning of the period                     1,122,290                 -
                                                  --------------- --------------

Cash at end of the period                         $   753,840      $    753,840
                                                  =============== ==============

Supplemental disclosure of non cash activity:
   Accretion of Trust Fund relating to common
       stock subject to possible conversion           107,122           178,833

                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                (A DEVELOPMENT STAGE ENTERPRISE)

1.     INTERIM FINANCIAL
       INFORMATION               These unaudited condensed financial statements
                                 as of March 31, 2006, for the quarter ended
                                 March 31, 2006 and for the period June 1, 2005
                                 (inception) to March 31, 2006, have been
                                 prepared in accordance with accounting
                                 principles generally accepted in the United
                                 States of America for interim financial
                                 information and with the instructions to Form
                                 10-QSB. Accordingly, they do not include all of
                                 the information and footnotes required by
                                 accounting principles generally accepted in the
                                 United States of America for complete financial
                                 statements. In the opinion of management, all
                                 adjustments (consisting of normal recurring
                                 accruals) considered necessary for a fair
                                 presentation have been included. Operating
                                 results for the interim period presented are
                                 not necessarily indicative of the results to be
                                 expected for any other interim period or for
                                 the full year.

                                 These unaudited condensed financial statements
                                 should be read in conjunction with the
                                 financial statements and notes thereto for the
                                 fiscal year ended December 31, 2005 included in
                                 Paramount Acquisition Corp.'s (the "Company")
                                 Form 10-KSB for the fiscal year ended December
                                 31, 2005, which was filed on March 31, 2006.
                                 The accounting policies used in preparing these
                                 unaudited condensed financial statements are
                                 consistent with those described in the December
                                 31, 2005 financial statements.

2.     ORGANIZATION AND
       BUSINESS OPERATIONS       The Company was incorporated in Delaware on
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
                                 November 1, 2005 the Company issued shares
                                 pursuant to an over-allotment option for the
                                 Offering, receiving total gross proceeds of
                                 $58,650,000 for the entire offering.

                                 All activity from June 1, 2005 through October
                                 27, 2005 related to the Company's formation and
                                 initial public offering are described below.
                                 Since October 28, 2005, the Company has been
                                 searching for a target business to acquire.

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
                                 remaining net proceeds of $1,308,866 (not held
                                 in the Trust Account) may be used to pay for
                                 business, legal and accounting due diligence on
                                 prospective acquisitions and continuing general
                                 and administrative expenses.

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

3.     RELATED PARTY
       TRANSACTIONS              An affiliate of the Company's executive
                                 officers has paid other operating expenses on
                                 behalf of the Company totaling $38,350 as of
                                 March 31, 2006. This amount has been accrued
                                 for in the financial statements as of March 31,
                                 2006. The Company has also accrued $22,500 for
                                 rent and other services due to such affiliate.
                                 The total, amounting to $60,850 is classified
                                 as accrued expenses - related party in the
                                 condensed balance sheet at March 31, 2006.

4.     COMMITMENT AND
       CONTINGENCIES             The Company presently occupies office space
                                 provided by an affiliate of the Company's
                                 executive officers. Such affiliate has agreed
                                 that, until the acquisition of a target
                                 business by the Company, it will make such
                                 office space, as well as certain office and
                                 secretarial services, available to the Company,
                                 as may be required by the Company from time to
                                 time. The Company has agreed to pay such
                                 affiliate $7,500 per month for such services
                                 commencing on October 21, 2005 and ending upon
                                 the consummation of a Business Combination. As
                                 of March 31, 2006, the Company has accrued
                                 $22,500 due to such affiliate pursuant to this
                                 agreement.

                                 Pursuant to letter agreements dated July 25,
                                 2005 with the Company and Early Bird Capital,
                                 Inc., the representative of the underwriters in
                                 the offering ("Representative"), the Initial
                                 Stockholders have waived their right to receive
                                 distributions with respect to their founding
                                 shares upon the Company's liquidation.

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

                                                     PARAMOUNT ACQUISITION CORP.
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                (A DEVELOPMENT STAGE ENTERPRISE)

5.     INITIAL PUBLIC
       OFFERING                  On October 21, 2005, the Company sold 8,500,000
                                 units ("Units") in the Offering at $6.00 per
                                 Unit. During October 31, 2005 and November 1,
                                 2005 the Company sold an additional aggregate
                                 1,275,000 units pursuant to an over-allotment
                                 option of the Offering. The total gross
                                 proceeds from the total offering including the
                                 over-allotment amounted to $58,650,000. After
                                 payments of all offering costs, the net
                                 proceeds to the Company amounted to
                                 $53,473,366. Each Unit consists of one share of
                                 the Company's common stock, $.0001 par value,
                                 and two Redeemable Common Stock Purchase
                                 Warrants ("Warrants"). Each Warrant entitles
                                 the holder to purchase from the Company one
                                 share of common stock at an exercise price of
                                 $5.00 commencing the later of the completion of
                                 a Business Combination or one year from the
                                 effective date of the Offering and expiring
                                 four years from the effective date of the
                                 Offering. The Warrants will be redeemable by
                                 the Company, upon prior written consent of the
                                 Representative, at a price of $.01 per Warrant
                                 upon 30 days' notice after the Warrants become
                                 exercisable, only in the event that the last
                                 sale price of the common stock is at least
                                 $8.50 per share for any 20 trading days within
                                 a 30 trading day period ending on the third day
                                 prior to the date on which notice of redemption
                                 is given. In connection with this Offering, the
                                 Company issued an option, for $100, to the
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
                                 Representative is estimated as of the date of
                                 grant using the following assumptions: (1)
                                 expected volatility of 42.875%, (2) risk-free
                                 interest rate of 4.03% and (3) expected life of
                                 5 years. The option may be exercised for cash
                                 or on a "cashless" basis at the holder's
                                 option, such that the holder may use the
                                 appreciated value of the option (the difference
                                 between the exercise prices of the option and
                                 the underlying Warrants and the market price of
                                 the Units and underlying securities) to
                                 exercise the option without the payment of any
                                 cash.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2006, we had a net income of
$96,010 consisting of $546,189 of interest income on the trust fund and operating account offset by $395,928 of general, selling and administrative expenses and $54,251 of income tax expense.

         FINANCIAL CONDITION AND LIQUIDITY

         We consummated our initial public offering on October 27, 2005. In addition, on October 31, 2005 and November 1, 2005, the Company issued shares pursuant to an over-allotment option for the offering, receiving total gross proceeds of $58,650,000. All activity from June 1, 2005 through October 27, 2005 related to our formation and our initial public offering. Since October 28,
2005, we have been searching for prospective target businesses to acquire.
$52,164,500 of the net proceeds of our initial public offering were deposited in a trust, with the remaining net proceeds of $1,380,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use the majority of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At March 31, 2006, we had current assets outside of the trust fund of $947,868 and total liabilities of $227,384, leaving us with working capital of $720,484. We believe that we have sufficient available funds outside of the trust fund to operate through October 27, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering

of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         We are obligated to pay to Paramount BioCapital Asset Management a monthly fee of $7,500 for general and administrative services

         In connection with our initial public offering, we issued an option, for $100, to the Representative to purchase 425,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative was estimated as of the date of grant using the following assumptions: (1)
expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3)
expected life of 5 years. The option may be exercised for cash or on a
"cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 4.  CONTROLS AND PROCEDURES.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,
2006. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

                                       12

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

Dated:  May 15, 2006
                                   /s/ J. Jay Lobell
                                   J. Jay Lobell
                                   Chief Executive Officer (Principal Executive
                                   and Financial and Accounting Officer)

