Form 10QSB
period 2006-06-30
Paramount Acquisition Corp
filed 2006-08-15
CIK 1330487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended June 30, 2006
                                        -------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from               to
                                        -------------    -------------

                         Commission File Number 000-51518
                                                ---------

                           Paramount Acquisition Corp.
                           ---------------------------
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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     As of August 14, 2006, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                       2

Paramount Acquisition Corp.
(a development stage enterprise)
                                                                        Contents

Part I:  Financial Information:                                           Page
                                                                          ----
   Item 1 -Financial Statements (Unaudited):

     Condensed Balance Sheet as of June 30, 2006                           3

     Condensed Statements of Operations for the
       Three and Six Months Ended June 30, 2006, the
       Period from June 1, 2005 (inception) to June 30,
       2005 and the Period from June 1, 2005 (inception)
       to June 30, 2006                                                    4

     Condensed Statement of Stockholders' Equity
      for the Period from June 1, 2005 (inception)
      to June 30, 2006                                                     5

     Condensed Statements of Cash Flows for the
      Six Months Ended June 30, 2006 and the
      Period from June 1, 2005 (inception) to
      June 30, 2006                                                        6

      Notes to Unaudited Condensed Financial Statements                    7

   Item 2 - Management's Discussion and Analysis or
            Plan of Operation                                             11

   Item 4 - Controls and Procedures                                       12

Part II.  Other Information

    Item 2 - Unregistered Sales of Equity Securities and
             Use of Proceeds                                              13

    Item 6 - Exhibits                                                     13

Signatures                                                                14

Certifications                                                            16

PART I: FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                                                     PARAMOUNT ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                         CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------
                                                                   June 30, 2006
                                                                     (unaudited)
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                      $       401,678
Investments held in Trust Fund                                      53,531,997
Prepaid expenses and other                                             456,219
                                                               ----------------
Total assets                                                        54,389,894
                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accrued expenses                                                 394,217
      Income taxes payable                                              13,100
                                                               ----------------

      Total liabilities                                                407,317
                                                               ----------------

Common stock subject to possible conversion,
      1,954,023 shares at conversion value                          10,701,046
                                                               ----------------

Commitment and Contingencies

Stockholders' equity
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued                                          -
   Common stock, $.0001 par value
      Authorized 40,000,000 shares
      Issued and outstanding 11,900,000 shares
       (less 1,954,023 subject to possible conversion)                     996
   Additional paid-in capital                                       42,796,424
   Earnings accumulated during development stage                       484,111
                                                               ----------------
Total stockholders' equity                                          43,281,531
                                                               ----------------
Total liabilities and stockholders' equity                          54,389,894
                                                               ================

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                                                                         PARAMOUNT ACQUISITION CORP.
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                         (UNAUDITED)
                                                                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006, THE
                                                                           PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2005 AND
                                                                               PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from       Period from
                                                               For the three      For the six        June 1, 2005      June 1, 2005
                                                                months ended     months ended       (inception) to    (inception) to
                                                               June 30, 2006     June 30, 2006      June 30, 2005     June 30, 2006
                                                              ----------------  ---------------  ----------------  ----------------

Revenue                                                       $             -  $             -  $              -  $             -

General, selling and administrative expenses                          276,615          726,794                 -          797,651
                                                              ----------------  ---------------  ----------------  ----------------

Operating loss                                                       (276,615)        (726,794)                -         (797,651)

Interest income                                                       479,594        1,025,783                 -        1,392,928
                                                              ----------------  ---------------  ----------------  ----------------
Income before income taxes                                            202,979          298,989                 -          595,277
Provision for income taxes                                                  -                -                 -         (111,166)
                                                              ----------------  ---------------  ----------------  ----------------

Net income                                                            202,979          298,989                 -          484,111
                                                              ----------------  ---------------  ----------------  ----------------

Accretion of Trust Fund relating to common stock
  subject to possible conversion                                      (94,531)        (201,652)                -         (273,363)
                                                              ----------------  ---------------  ----------------  ----------------

Net income attributable to other common stockholders                  108,448           97,337                 -          210,748
                                                              ================  ===============  ================  ================

Weighted average shares outstanding                                11,900,000       11,900,000         2,125,000
                                                              ================  ===============  ================

Basic and diluted income per share                                       0.01             0.01                 -
                                                              ================  ===============  ================

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                                                                         PARAMOUNT ACQUISITION CORP.
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                         FOR THE PERIOD OF JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Common Stock         Additional      Earnings           Total
                                                                  ------------          paid-in    accumulated during  stockholders'
                                                               Shares      Amount       capital    development stage     equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 1, 2005 (inception)                                ---      $   ---        $   ---      $    ---           $    ---

Issuance of stock to initial stockholders                     2,125,000       213         24,787           ---             25,000

Sale of 9,775,000 units, net of underwriters'
   discount and offering expenses amounting to $5,176,634
   (includes 1,954,023 shares subject to possible conversion) 9,775,000       978     53,472,388           ---         53,473,366

Proceeds subject to possible conversion of
    1,954,023 shares                                             ---         (195)   (10,427,488)          ---        (10,427,683)

Proceeds from issuance of option                                 ---          ---            100           ---                100

Accretion of Trust Fund relating to common stock
     subject to possible conversion                              ---          ---        (71,711)          ---            (71,711)

Net income for the period                                        ---          ---            ---       185,122            185,122
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                    11,900,000      996     42,998,076       185,122         43,184,194

Accretion of Trust Fund relating to common stock
subject to possible conversion                                   ---          ---       (201,652)          ---           (201,652)

Net income for the period                                        ---          ---            ---       298,989            298,989
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2006                                        11,900,000  $   996    $42,796,424     $ 484,111        $43,281,531
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

                                                                                                         PARAMOUNT ACQUISITION CORP.
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE
                                                                               PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period from
                                                                                               For the Six           June 1, 2005
                                                                                                  Months             (inception)
                                                                                                  Ended                   to
                                                                                              June 30, 2006         June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                            $     298,989         $      484,111
       Adjustments to reconcile net income to net cash provided by operating activities:
       Prepaid expenses                                                                           (237,147)              (456,219)
       Accrued expenses                                                                            305,108                394,217
       Income taxes payable                                                                        (78,800)                13,100
                                                                                             --------------         --------------
             Net cash provided by operating activities                                             288,150                435,209
                                                                                             --------------         --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investments held in Trust Fund                                                               (1,008,762)           (53,531,997)
                                                                                             --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Gross proceeds from sale of units                                                                    -              58,650,000
   Proceeds from sale of shares of common stock                                                         -                  25,000
   Proceeds from issuance of option                                                                     -                     100
   Payments of deferred offering costs                                                                  -              (5,176,634)
                                                                                             --------------         --------------
                 Net cash provided by financing activities                                              -              53,498,466
                                                                                             --------------         --------------
Net (decrease) increase in cash                                                                   (720,612)               401,678
Cash at beginning of the period                                                                  1,122,290                      -
                                                                                             --------------         --------------
Cash at end of the period                                                                          401,678                401,678
                                                                                             ==============         ==============
Supplemental disclosure of cash flow information:
         Accretion of Trust Fund relating to common stock subject to possible conversion           201,652                273,363
         Income taxes and franchise taxes paid                                                     131,129                131,129

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                     PARAMOUNT ACQUISITION CORP.
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                (A DEVELOPMENT STAGE ENTERPRISE)

1. INTERIM FINANCIAL
   INFORMATION            These unaudited condensed financial statements as of
                          June 30, 2006, for the quarter ended June 30, 2006,
                          for the six months ended June 30, 2006, for the period
                          from June 1, 2005 (Inception) to June 30, 2005 and for
                          the period June 1, 2005 (inception) to June 30, 2006,
                          have been prepared in accordance with accounting
                          principles generally accepted in the United States of
                          America for interim financial information and with the
                          instructions to Form 10-QSB. Accordingly, they do not
                          include all of the information and footnotes required
                          by accounting principles generally accepted in the
                          United States of America for complete financial
                          statements. In the opinion of management, all
                          adjustments (consisting of normal recurring accruals)
                          considered necessary for a fair presentation have been
                          included. Operating results for the interim period
                          presented are not necessarily indicative of the
                          results to be expected for any other interim period or
                          for the full year.

                          These unaudited condensed financial statements should
                          be read in conjunction with the financial statements
                          and notes thereto for the fiscal year ended December
                          31, 2005 included in Paramount Acquisition Corp.'s
                          (the "Company") Form 10-KSB for the period year ended
                          December 31, 2005, which was filed on March 31, 2006.
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

3. RELATED PARTY
   TRANSACTIONS           The Company presently occupies office space provided
                          by an affiliate of the Company's executive officers.
                          Such affiliate has agreed that, until the acquisition
                          of a target business by the Company, it will make such
                          office space, as well as certain office and
                          secretarial services, available to the Company, as may
                          be required by the Company from time to time. The
                          Company has agreed to pay such affiliate $7,500 per
                          month for such services commencing on October 21, 2005
                          and ending upon the consummation of a Business
                          Combination. For the three and six months ended June
                          30, 2006, the Company has paid $22,500 and $45,000
                          respectively, to such affiliate pursuant to this
                          agreement.

4. COMMITMENT AND
   CONTINGENCIES          Pursuant to letter agreements dated July 25, 2005 with
                          the Company and Early Bird Capital, Inc., the
                          representative of the underwriters in the offering
                          ("Representative"), the Initial Stockholders have
                          waived their right to receive distributions with
                          respect to their founding shares upon the Company's
                          liquidation.

                          The Company's directors have agreed with the
                          Representative that, after consummation of the
                          Offering and within the first three month period after
                          separate trading of the Warrants has commenced, they
                          or certain of their affiliates or designees will
                          collectively purchase up to $1,750,000 of Warrants in
                          the public marketplace at prices not to exceed $0.70
                          per Warrant. As of June 30, 2006, the three month
                          committment period has expired. Pursuant to the
                          commitment, the directors purchased an aggregate of
                          883,000 warrants at prices ranging from $.667 to $.70
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

RESULTS OF OPERATIONS

     For the three months ended June 30, 2006, we had a net income of $202,979 consisting of $479,594 of interest income on the trust fund and operating account offset by $276,615 of general, selling and administrative expenses.

     For the six months ended June 30, 2006, we had a net income of $298,989 consisting of $1,025,783 of interest income on the trust fund and operating account offset by $726,794 of general, selling and administrative expenses.

     For the period from June 1, 2005 (inception) to June 30, 2006, we had a net income of $484,111 consisting of $1,392,928 of interest income on the trust fund and operating account offset by $797,651 of general, selling and administrative expenses and $111,166 of income tax expense.

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
$52,164,500 of the net proceeds of our initial public offering were deposited in a trust fund, with the remaining net proceeds of $1,308,866 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use the majority of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and

consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At
June 30, 2006, we had current assets outside of the trust fund of $857,897 and total liabilities of $407,317, leaving us with working capital $450,580. We believe that we have sufficient available funds outside of the trust fund to operate through November 30, 2006, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

     We are obligated to pay to Paramount BioCapital Asset Management, an
affiliate of the Company's executive officer, a monthly fee of $7,500 for general and administrative services.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

Dated:  August 15, 2006
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

