Form 10QSB
period 2006-09-30
Paramount Acquisition Corp
filed 2006-11-14
CIK 1330487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                For the quarterly period ended September 30, 2006

☐                                 Transition report under Section 13 or 15(d) of the Exchange Act

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
(Address of Principal Executive Office)

(212) 554-4300

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

As of November 14, 2006, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Paramount Acquisition Corp.

(a development stage enterprise)

Part I: Financial Information:

Item 1 —Financial Statements (Unaudited):

Condensed Balance Sheet as of September 30, 2006

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006, for the Three Months Ended September 30, 2005, for the Period from June 1, 2005 (Inception) to September 30, 2005 and for the Period from June 1, 2005 (inception) to September 30, 2006

Condensed Statement of Stockholders’ Equity for the Period from June 1, 2005 (inception) to September 30, 2006

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and the Period from June 1, 2005 (inception) to September 30, 2006

Notes to Unaudited Condensed Financial Statements

Item 2 — Management’s Discussion and Analysis or Plan of Operation

Item 4 — Controls and Procedures

Part II. Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 — Exhibits

Signatures

Exhibits

Part I: Financial Information

Item 1 — Financial Statements (Unaudited)

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

September 30, 2006 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,148
Investments held in Trust Fund	53,997,064
Prepaid expenses and other current assets	89,461

Total current assets	54,280,673

Deferred acquisition costs	660,000
Total assets	$54,940,673

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	740,914

Common stock subject to possible conversion, 1,954,023 shares at conversion value	10,794,013

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value Authorized 40,000,000 shares
Issued and outstanding 11,900,000 shares (less 1,954,023 subject to possible conversion)	996
Additional paid-in capital	42,703,457
Earnings accumulated during development stage	701,293
Total stockholders’ equity	43,405,746
Total liabilities and stockholders’ equity	$54,940,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2006,

For the Three Months Ended September 30, 2005,

For the Period from June 1, 2005 (inception) to September 30, 3005 and

For the Period from June 1, 2005 (inception) to September 30, 2006

	For the three months ended	For the nine months ended	For the three months ended	Period from June 1, 2005 (inception) to	Period from June 1, 2005 (inception) to
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005	September 30, 2006
Revenue	$—	$—	$—	$—	$—

General, selling and administrative expenses	251,944	978,738	3,280	3,280	1,049,595

Operating loss	(251,944)	(978,738)	(3,280)	(3,280)	(1,049,595)

Interest income	469,126	1,494,909	—	—	1,862,054
Income (loss) before income taxes	217,182	516,171	(3,280)	(3,280)	812,459
Provision for income taxes	—	—	—	—	(111,166)

Net income (loss)	217,182	516,171	(3,280)	(3,280)	701,293

Accretion of Trust Fund relating to common stock subject to possible conversion	(92,967)	(294,619)	—	—	(366,329)

Net income (loss) attributable to other common stockholders	$124,215	$221,552	$(3,280)	$(3,280)	$334,964

Weighted average shares outstanding	11,900,000	11,900,000	2,125,000	2,125,000

Basic and diluted income (loss) per share	0.01	0.02	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity (unaudited)

For the Period of June 1, 2005 (inception) to September 30, 2006

			Additional	Earnings	Total
	Common Stock		paid-in	accumulated during	stockholders’
	Shares	Amount	capital	development stage	equity
Balance, June 1, 2005 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	2,125,000	213	24,787	—	25,000

Sale of 9,775,000 units, net of underwriters’ discount and offering expenses amounting to $5,176,634 (includes 1,954,023 shares subject to possible conversion)	9,775,000	978	53,472,388	—	53,473,366

Proceeds subject to possible conversion of 1,954,023 shares	—	(195)	(10,427,488)	—	(10,427,683)

Proceeds from issuance of option	—	—	100	—	100

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(71,711)	—	(71,711)

Net income for the period from June 1, 2005 (inception to December 31, 2005	—	—	—	185,122	185,122

Balance, December 31, 2005	11,900,000	996	42,998,076	185,122	43,184,194

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(294,619)	—	(294,619)

Net income for the nine months ended September 30, 2006	—	—	—	516,171	516,171

Balance, September 30, 2006	11,900,000	$996	$42,703,457	$701,293	$43,405,746

The accompanying notes are an integral part of these financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2006 and for the

Period from June 1, 2005 (inception) to September 30, 2006

	For the Nine Months	Period from June 1, 2005 (inception)
	Ended	to
	September 30, 2006	September 30, 2006
Cash Flows from Operating Activities
Net income	$516,171	$701,293
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expenses	129,611	(89,461)
Accrued expenses	651,805	740,914
Income taxes payable	(91,900)	—
Net cash provided by operating activities	1,205,687	1,352,746

Cash Flows Used in Investing Activities
Deferred acquisition costs	(660,000)	(660,000)
Investments held in Trust Fund	(1,473,829)	(53,997,064)
Net cash used in investing activities	(2,133,829)	(54,657,064)

Cash Flows from Financing Activities
Gross proceeds from sale of units		58,650,000
Proceeds from sale of shares of common stock		25,000
Proceeds from issuance of option		100
Payments of deferred offering costs		(5,176,634)
Net cash provided by financing activities	—	53,498,466
Net increase/(decrease) in cash	(928,142)	194,148

Cash at beginning of the period	1,122,290	—

Cash at end of the period	$194,148	$194,148

Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to common stock subject to possible conversion	294,619	366,329
Income taxes and franchise taxes paid	139,438	139,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARAMOUNT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE ENTERPRISE)

1.	Interim Financial Information

These unaudited condensed financial statements as of September 30, 2006, for the quarter ended September 30, 2006, for the nine months ended September 30, 2006, for the three months ended September 30, 2005, for the period from June 1, 2005 (inception) to September 30, 2005 and for the period from June 1, 2005 (Inception) to September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Paramount Acquisition Corp.’s (the “Company”) Form 10-KSB for the fiscal year ended December 31, 2005, which was filed on March 31, 2006. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

2.	Organization and Business Operations

The Company was incorporated in Delaware on June 1, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 21, 2005. The Company consummated the Offering on October 27, 2005. In addition, on October 31, 2005 and November 1, 2005 the Company issued shares pursuant to an over-allotment option for the Offering, receiving total gross proceeds of $58,650,000 for the entire offering.

All activity from June 1, 2005 through October 27, 2005 related to the Company’s formation and initial public offering are described below. Since October 28, 2005, the Company has been searching for a target business to acquire.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $52,164,500 (including the over-allotment option described in Note 6), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds of $1,308,866 (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the

Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

3.	Management Plans

As of September 30, 2006 excluding the Trust Account, the Company had a working capital deficiency of $457,305.  The Company intends to pay the majority of its accrued liabilities subsequent to the consummation of a Business Combination.  We believe that we have sufficient available funds outside of the Trust Account to operate through December 15, 2006.  However, we do not currently expect that we will receive shareholder approval for the Valeritas transaction (see note 7) by December 15, 2006, and accordingly, we may need to raise additional funds through a private offering of debt or equity securities. Additionally, we may also borrow monies from an affiliate of the Company’s executive officers, Paramount BioCapital Asset Management, Inc.  Under the terms of the Contribution Agreement (as defined in note 7), we may be required to obtain the consent of BioValve Technologies, Inc. prior to our issuing any such equity or debt securities or incurring any such indebtedness.

4.	Related Party Transactions

The Company presently occupies office space provided by an affiliate of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a Business Combination. For the three and nine months ended September 30, 2006, the three months ended September 30, 2005, the period from June 1, 2005 (inception) to September 30, 2005 and for the period from June 1, 2005 (inception) to September 30, 2006 the Company has paid $22,500, $67,500, $0, $0 and $85,000 respectively, to such affiliate pursuant to this agreement.

5.	Commitment and Contingencies

Pursuant to letter agreements dated July 25, 2005 with the Company and Early Bird Capital, Inc., the representative of the underwriters in the offering (“Representative”), the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s directors agreed with the Representative that, after consummation of the Offering and within the first three month period after separate trading of the Warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to $1,750,000 of Warrants in the public marketplace at prices not to exceed $0.70 per

Warrant. Pursuant to this commitment, the directors purchased an aggregate of 883,000 warrants at prices ranging from $.667 to $.70 per warrant.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement dated October 21, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to October 21, 2008. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to October 21, 2008.

6.	Initial Public Offering

On October 21, 2005, the Company sold 8,500,000 units (“Units”) in the Offering at $6.00 per Unit. During October 31, 2005 and November 1, 2005 the Company sold an additional aggregate 1,275,000 units pursuant to an over-allotment option of the Offering. The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000. After payments of all offering costs, the net proceeds to the Company amounted to $53,473,366. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable by the Company, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. There is no cash settlement option for the Warrants. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Warrants underlying such Units are exercisable at $6.25 per share. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. There is no cash settlement option for the Representative’s Warrants contained in the units to be purchased by the Representative.

7.	Contribution Agreement	On August 25, 2006, the Company and BioValve Technologies, Inc. (“BioValve”), a privately-held innovator in life sciences, announced that they entered into a definitive agreement (“Contribution Agreement”) whereby the Company will acquire a majority interest in Valeritas, LLC (“Valeritas”), the recently-formed medical technologies subsidiary of BioValve. Following the closing, the Company will change its name to Valeritas, Inc.

Under the terms of the transaction, the Company will initially receive up to 11,900,000 membership units in Valeritas (the “Membership Units”), or approximately 58%, and BioValve, together with its wholly-owned subsidiary corporation, BTI Tech, Inc., will initially receive 8,633,333 Membership Units, or approximately 42%, in each case subject to adjustment as provided in the definitive transaction agreement signed on August 25, 2006. The Membership Units held by BioValve and BTI may, under certain circumstances and subject to certain limitations, be redeemed in exchange for shares of Paramount common stock on a one-for-one basis. In exchange for its equity in Valeritas, the Company will pay BioValve $10 million in cash and will contribute the balance of its funds (including funds held in the Trust Account, after giving effect to any redemptions by Paramount’s Public Stockholders) to Valeritas. The number of Membership Units issued to the Company will be reduced on a one-for-one basis with the number of shares of the Company’s common stock, if any, that are redeemed by Paramount’s Public Stockholders.

In connection with the transaction, the Company will also receive (A) warrants to acquire 19,550,000 additional Membership Units, which warrants are mandatorily exercisable on a one-for-one basis upon the exercise of any of the 19,550,000 Redeemable Common Stock Purchase Warrants issued by the Company in connection with its initial public offering, (B) an option to acquire (1) 425,000 Membership Units and (2) warrants to acquire 850,000 Membership Units, which option is mandatorily exercisable upon the exercise of the option issued by the Company to EarlyBird Capital, Inc., and (C) the right to receive a number of Membership Units equal to the number of shares issued by the Company upon exchange of the notes or exercise of the warrants issued to the holders of Valeritas’ senior bridge debt, which is discussed below. Under the terms of the definitive transaction agreements, all cash received by the Company upon exercise of the outstanding warrants or options would be contributed to Valeritas in exchange for the additional Membership Units.

Immediately prior to the execution of the Contribution Agreement, BioValve and Valeritas entered into a bridge financing, the purpose of which is to provide working capital to Valeritas for use in building its medical device business in the period between the signing of the Contribution Agreement and the Closing. As part of that financing, BioValve and Valeritas sold Senior Secured Convertible Exchangeable Notes (the “Bridge Notes”) in an aggregate principal amount of $6,900,000. On the closing of the Contribution Agreement, an aggregate of 1,934,579 shares of the Company’s common stock may become issuable upon the exchange of the Bridge Notes (at a conversion price of

$5.35 per share) into 1,289,719 shares of common stock and the exercise of 644,860 warrants (at an exercise price of $5.35 per share) issued by Valeritas to holders of the Bridge Notes (the “Bridge Warrants”). The Company will receive one additional Membership Unit in Valeritas for each share of the Company’s common stock issued in connection with the exchange of the Bridge Notes or the exercise of the Bridge Warrants. As of September 30, 2006 none of the Bridge Notes have been exchanged and none of the Bridge Warrants have been exercised.

As part of the transaction and subsequent to the Closing, BioValve will potentially earn an additional $15 million in cash upon the redemption or exercise of all of the Company’s Redeemable Common Stock Purchase Warrants. Additionally, BioValve will be entitled to a 4% royalty on Valeritas’ gross revenues, up to a maximum of $25 million.

In addition, up to 15,750,000 Membership Units may be issued to BioValve pursuant to certain financial milestones achieved by Valeritas.

The closing of the transaction is subject to the Company’s stockholders’ approval as well as customary closing conditions. In addition, the Closing is conditioned on holders of less than 20% of the shares the Company issued in its initial public offering electing to convert the Company’s shares into cash, as permitted by the Company’s certificate of incorporation. As of September 30, 2006, a preliminary proxy statement had not yet been filed with the Securities and Exchange Commission with respect to the special meeting of stockholders and accordingly, the stockholders have not yet approved the Contribution Agreement.

Legal and accounting fees related to the proposed transaction totaling $660,000 have been capitalized as deferred acquisition costs within the Condensed Balance Sheet as of September 30, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements.  When used in this Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission.  All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on June 1, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.  We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  As described in note 7 to our unaudited condensed financial statements, on August 25, 2006 we entered into a Contribution Agreement (the “Contribution Agreement”) with BioValve Technologies, Inc. (“BioValve”), BTI Tech, Inc. and Valeritas, LLC (“Valeritas”) pursuant to which we will acquire a majority interest in Valeritas.  We filed a Current Report on Form 8-K on August 28, 2006 with respect to the Valeritas transaction, which is incorporated herein by reference.  We expect that the majority of our remaining cash will be utilized in connection with the consummation of this transaction.

Results of Operations

For the three months ended September 30, 2006, we had a net income of $217,182 consisting of $469,126 of interest income on the trust fund and operating account offset by $251,944 of general, selling and administrative expenses.  The main components of the $251,944 of general, selling and administrative expenses include approximately $40,000 amortization of directors and officers liability insurance premiums, approximately $140,000 for public relations expense, $22,500 for office space and administrative expenses paid to Paramount BioCapital Asset Management, Inc. and $15,289 of printing expense pertaining to the Form 8-K filing announcing the Valeritas transaction and the prior quarter Form 10-QSB.

For the nine months ended September 30, 2006, we had a net income of $516,171 consisting of $1,494,909 of interest income on the trust fund and operating account offset by $978,738 of general, selling and administrative expenses.  The main components of the $978,738 of general, selling and administrative expenses included $391,172 of consulting fees and travel expense for various due diligence on potential candidates for a business combination, approximately $165,000 for public relations expense, $153,653 for legal and accounting fees, $118,553 amortization of  directors and officers liability insurance premiums and $67,500 for office space and administrative expenses paid to Paramount BioCapital Asset Management, Inc.

For the period from June 1, 2005 (inception) to September 30, 2006, we had a net income of $701,293 consisting of $1,862,054 of interest income on the trust fund and operating account offset by $1,049,595 of general, selling and administrative expenses and $111,166 of income and franchise tax expense.  The general, selling and administrative expense of $1,049,595 primarily consists of due diligence expense on potential business combinations, public relations expense, legal and accounting fees, directors and officers liability insurance, and office space services.

Financial Condition and Liquidity

We consummated our initial public offering on October 27, 2005.  In addition, on October 31, 2005 and November 1, 2005, the Company issued shares pursuant to an over-allotment option for the offering.  The total gross proceeds of the offering, including the over-allotment option, was $58,650,000.  All activity from June 1, 2005 through October 27, 2005 related to our formation and our initial public offering.  Since October 28, 2005, we have been searching for prospective target businesses to acquire.  $52,164,500 of the net proceeds of our initial public offering were deposited in a trust fund, with the remaining net proceeds of $1,308,866 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  To date, we have used the net proceeds of our initial public offering not held in trust primarily to pay our administrative costs and the costs we incurred in identifying and evaluating prospective acquisition candidates and structuring and negotiating the proposed Valeritas transaction.  At September 30, 2006, we had current assets outside of the trust fund of $283,609 and total liabilities of $740,914, leaving us with a working capital deficit of $457,305.  A significant portion of our liabilities are deferred acquisition costs, which are not expected to be paid until after the closing of the Valeritas transaction (assuming shareholder approval is received).  We believe that we have sufficient available funds outside of the trust fund to operate through December 15, 2006.  However, we do not currently expect that we will receive shareholder approval for the Valeritas transaction by December 15, 2006, and accordingly, we may need to raise additional funds through a private offering of debt or equity securities. Additionally, we may also borrow monies from an affiliate of the Company’s executive officers, Paramount BioCapital Asset Management, Inc.  Under the terms of the Contribution Agreement, we may be required to obtain the consent of BioValve prior to our issuing any such equity or debt securities or incurring any such indebtedness.  We are currently incurring a $7,500 monthly fee in exchange for office and administrative services provided by Paramount BioCapital Asset Management, Inc.

As described in note 7 to our unaudited condensed financial statements, at the closing of the Valeritas transaction (assuming shareholder approval is received), we will pay BioValve $10 million in cash and will contribute the balance of our funds (including funds held in the trust account after giving effect to any redemptions by our public stockholders) to Valeritas.

In connection with our initial public offering, we issued an option, for $100, to EarlyBird Capital, Inc. to purchase 425,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants.  The warrants underlying such units are exercisable at $6.25 per share.  We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.  We estimated that the fair value of this option was approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBird Capital, Inc. was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

We paid a total of $4,105,500 in underwriting discounts and commissions and $1,071,134 for other costs and expenses related to the offering, including $510,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds on the initial closing only.

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

ITEM 6.  EXHIBITS

(a)           Exhibits:

2.1           Contribution Agreement, dated August 25, 2006, among Paramount Acquisition Corp. (“Paramount”), BioValve Technologies, Inc. (“BioValve”), BTI Tech, Inc. (“BTI”) and Valeritas, LLC (“Valeritas”) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

2.2           Form of Amended and Restated Limited Liability Company Agreement among Paramount, BioValve, BTI and Valeritas (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

4.1           Amendment to Unit Purchase Option, dated as of October 12, 2006, between Paramount and EarlyBird Capital, Inc.

4.2           Warrant Clarification Agreement, dated October 12, 2006, between Paramount and Continental Stock Transfer and Trust Company.

10.1         Employment Agreement, dated August 25, 2006, among Paramount, Valeritas and Robert Gonnelli (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

31            Section 302 Certification by CEO.

32            Section 906 Certification by CEO.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT ACQUISITION CORP.

Dated: November 14, 2006
/s/ J. Jay Lobell
J. Jay Lobell
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)

Exhibit Index

2.1           Contribution Agreement, dated August 25, 2006, among Paramount Acquisition Corp. (“Paramount”), BioValve Technologies, Inc. (“BioValve”), BTI Tech, Inc. (“BTI”) and Valeritas, LLC (“Valeritas”) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

2.2           Form of Amended and Restated Limited Liability Company Agreement among Paramount, BioValve, BTI and Valeritas (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

4.1           Amendment to Unit Purchase Option, dated as of October 12, 2006, between Paramount and EarlyBird Capital, Inc.

4.2           Warrant Clarification Agreement, dated October 12, 2006, between Paramount and Continental Stock Transfer and Trust Company.

10.1         Employment Agreement, dated August 25, 2006, among Paramount, Valeritas and Robert Gonnelli (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Paramount on August 28, 2006).

31            Section 302 Certification by CEO.

32            Section 906 Certification by CEO.