Form 10KSB
period 2006-12-31
Paramount Acquisition Corp
filed 2007-04-02
CIK 1330487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-51518

PARAMOUNT ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2938469 (Small Business Issuer I.R.S. Employer I.D. Number)

787 7th Avenue, 48th Floor, New York, New York (Address of principal executive offices)	10019 (zip code)

(212) 554-4300
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Redeemable Common Stock Purchase Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒           No ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 27, 2007, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately
$ 53,001,250.

As of March 27, 2007, there were 11,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐          No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Paramount Acquisition Corp. is a blank check company formed on June 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

On October 27, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share.  On each of October 31, 2005 and November 1, 2005, we consummated the closing of an additional 637,500 units (for a total of 1,275,000 units), which were subject to an over-allotment option.  The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $58,650,000 (including over-allotment option).  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $53,473,366 (including over-allotment option), of which $52,164,500 was deposited into the trust account and the remaining proceeds of $1,308,866 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  Through December 31, 2006, we have used approximately $1,254,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses (excluding payments for accrued expenses and due to related parties, amounting to $992,688).  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest.  As of December 31, 2006, there was $54,470,015 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination.  We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination.  A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws.  In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Recent Developments

On August 25, 2006, we entered into a Contribution Agreement with BioValve Technologies Inc. (“BioValve”), BTI Tech, Inc. (“BTI”), a wholly-owned subsidiary of BioValve, and Valeritas LLC (“Valeritas”).  Pursuant to the Contribution Agreement, we had agreed to acquire approximately 58% of the membership units of Valeritas.  Valeritas, a wholly-owned subsidiary of BioValve, is a medical technologies company focused on developing and bringing to market proprietary technologies for the treatment of diabetes.  On January 22, 2007, we announced that we and BioValve had determined that it would not be possible to consummate the transaction by the outside date provided for in the Contribution Agreement.  As a result, we and BioValve determined that it was in each of our respective best interests to terminate the Contribution Agreement.  On January 21, 2007, we and BioValve, BTI and Valeritas entered into a Termination and Mutual Release, pursuant to which the Contribution Agreement was terminated.

In January, 2007, Dr. Lindsay Rosenwald, chairman of our board of directors, and J. Jay Lobell, our chief executive officer and a member of our board of directors, established personal warrant purchase plans conforming to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Under the plans, between January 25, 2007 and February 23, 2007, Dr. Rosenwald and Mr. Lobell collectively purchased 1,000,000 warrants at prevailing market prices.  The warrant purchase plans were subject to certain limitations, including that Dr. Rosenwald and Mr. Lobell would not collectively acquire more than 100,000 warrants in any one day, or 250,000 warrants in any single week.  The plans terminated upon the purchase by Dr. Rosenwald and Mr. Lobell, collectively, of 1,000,000 warrants.

Opportunities for a Business Combination in the Healthcare Industry

We believe the sustained demand for improved medicine, including new drugs, medical devices, diagnostic tools and other healthcare products is being driven by aging populations and advances in technology and therapeutic options.  In response to these practical and economic stimuli, private biomedical and biotechnology companies regularly are being formed in order to develop improved therapeutic and diagnostic products.  At the same time, we believe that emerging companies developing such innovations face a challenging financing climate.  Currently, the traditional initial public offering market is relatively weak and largely unavailable to these businesses.  According to Thomson Venture Economics, 3,662 venture or private equity-backed healthcare companies raised venture financing from 2002 through 2006. During the same period, however, only 190 healthcare companies went public and another 530 were acquired through mergers and acquisitions.

We believe that a well-capitalized, publicly-traded company, such as our company, will be perceived by emerging companies as an attractive business combination candidate for several reasons, including the following:

•                  Limited alternative financing.  In the past few years, institutional venture and angel investors have provided substantial funding for new drug candidates, devices, diagnostic tools and other healthcare technologies and services.  We believe this investment has created numerous emerging companies with substantial funding needs that exceed traditional venture capital capacity and with a stockholder base interested in paths to liquidity.  We therefore believe that there are numerous companies in the healthcare industry that have outgrown their venture backing but cannot currently access public-market capital.

•                  Availability of acquisition candidates.  We believe that recent expansion in the healthcare industry has spawned numerous acquisition candidates.  To the same effect, as more established pharmaceutical and healthcare products companies continue to re-engineer their operating platforms and strategies, the technologies they divest or spin-off may give rise to acquisition candidates as well.

•                  Access to United States public markets.  We are not restricted to target businesses in the United States and may acquire a target business in the healthcare industry in any geographic location.  Accordingly, we may identify promising companies outside the United States whose strategy requires both obtaining a United States presence and raising their visibility through a public listing in the United States markets.  As a United States public company, we will offer those advantages to potential foreign targets.

Attractive Sub-Sectors within the Healthcare Industry

While we may seek to effect a business combination with any company in the healthcare industry, we believe that the following segments offer especially attractive opportunities for a business combination:

Medical Device and Diagnostic Sector.  Medical device companies develop innovative products often with cardiovascular or orthopedic applications, including artificial limbs, novel surgical devices and processes, drug-eluting vascular stents, and implantable cardiac defibrillators.  Medical diagnostic companies develop products for their diagnostic capabilities, such as PET and CAT scanners, pap smears and blood testing devices.  Benefits of this sector include less imposing obstacles for clinical testing and FDA approval, the potential for expedited generation of revenues and an enhanced opportunity to exploit possible inefficiencies in niche markets through the roll-up of private companies.

Specialty Pharmaceutical Sector — Next-Generation Technologies.  Rather than developing proprietary pharmaceutical products, specialty pharmaceutical companies in-license products or develop and produce generic versions of already marketed pharmaceuticals.  These companies often have a platform drug delivery technology that they apply to currently marketed drugs to improve their pharmacokinetic profile or ease the means or frequency of administration.  As an example, many sustained or extended-release versions of older drugs have been developed by specialty pharmaceutical companies.  We believe companies in this space also face fewer drug development and other clinical challenges and may be able to generate revenues relatively quickly, thus carrying lower risk.

Biotechnology Sector — Novel Therapeutic Technologies.  Traditional biotechnology companies seek to develop novel therapies targeting diseases affecting patient populations with unsatisfied medical needs, including oncology, heart disease, diabetes, arthritis and infectious disease.  Companies in this sector develop first-in-class drugs by conducting extensive research, pre-clinical and human clinical trials with the aim of producing safe and effective treatments, and eventually obtaining FDA and foreign regulatory approval and market penetration. Treatments that have emerged from biotechnology companies include monoclonal antibodies to treat cancer, recombinant growth hormones to treat developmental deficiencies, and nucleoside analogs to treat HIV.

Tools and Genomics Sector — Aiding the Drug Discovery Effort.  Tools and genomics companies aid the pharmaceutical and biotechnology industries as well as academia in drug discovery efforts.  For example, the microarray gene chip is used to monitor the entire genome on a single chip, thereby automating the process of identifying expressed mRNA and determining which genes are turned on or off in diseases.  By combining technologies such as gene chips with increased computing power, the cost and throughput time for research and development is shortened, leading to more rapid product development cycles.  Genomics companies use genetic code databases to help drug companies discover novel targets.  This platform can be used to identify many different disease-causing mutations.

Healthcare Services Sector.  This sector consists of HMO’s, hospitals, hospices, long-term care and nursing facilities, distributors of drugs and medical supplies, specialty treatment centers and clinical research organizations.  This sector has expanded consistent with the aging of the population and the growth of healthcare spending and offers distinct opportunities with respect to the use of cash to create efficiencies and generate accretive returns.

Selection of a target business and structuring of a business combination

Various members of our management team have regular access to substantial deal flow across the healthcare industry as a result of their current business activities.  As healthcare, asset management and merchant banking professionals, members of the management team have been, and are likely in the future to continue to be, presented with proposals and offers of many varieties with respect to prospective investments and transactions.  These individuals may also become aware of potential transaction opportunities by attending healthcare conferences or conventions.  In addition, we anticipate that target business candidates may be brought to our attention by various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community.  Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.  While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future.  If we do, we may be required to pay such firm a finder’s fee or other compensation.  In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business in the healthcare industry and have a fair market value of at least 80% of our net assets at the time of the business combination, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business.  In evaluating a prospective target business, our management considers, among other factors, the following:

•                  financial condition and results of operation;

•                  growth potential;

•                  the ability of the target business to benefit from the existing healthcare reimbursement regime and possible reform with respect to cost containment;

•                  experience and skill of management and availability of additional personnel;

•                  capital requirements;

•                  competitive position;

•                  barriers to entry;

•                  stage of development of the products, processes or services;

•                  degree of current or potential market acceptance of the products, processes or services;

•                  proprietary features and degree of intellectual property or other protection of the products, processes or services;

•                  regulatory environment of the industry; and

•                  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive.  Any evaluation relating to the merits of a particular business combination will be based, in addition to the above factors, on any other considerations deemed relevant by our management in effecting a business combination consistent with our business objective.  In evaluating a prospective target business, we will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that is made available to us.  This due diligence review will be conducted by our management and by unaffiliated third parties who we may engage.

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

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law.  In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”).  This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market.  We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed.  The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares.  As of December 31, 2006, the per-share conversion price would have been $5.57.  An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.  It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination.  We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights.  Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

If we do not complete a business combination by April 27, 2007, or by October 27, 2007 if the extension criteria described below have been satisfied, we will take actions necessary to dissolve and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets.  The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares.  There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 27, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement.  If we are unable to complete the business combination by October 27, 2007, our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then recommend for approval by our shareholders at a meeting.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been $5.57.  However, the proceeds deposited in the trust fund could become subject to the claims of our creditors, who could have priority over the claims of our public stockholders.  Lindsay A. Rosenwald, our chairman of the board, has agreed that if we liquidate prior to the consummation of a business combination he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or for products sold to us to the extent they have claims against the funds in our trust account.  In connection with that obligation, Paramount BioCapital Asset Management, Inc. (“Paramount BioCapital”), which is an affiliate of Dr. Rosenwald, has agreed to pay such debts and obligations on Dr. Rosenwald’s behalf, if necessary.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours.  There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan.  Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business.  Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.  Further:

•                  our obligation to seek stockholder approval of a business combination is likely to delay the completion of a transaction;

•                  our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•                  our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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

Government Regulation

The healthcare industry is highly regulated, and the federal and state laws that may affect our business following a business combination could be significant.  Federal and state governments regulate the healthcare industry extensively including through the Medicare and Medicaid payment programs, each of which is financed, at least in part, with federal funds.  State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers, and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment.

Significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination include the following:

•                  False and other improper claims for payment.  The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

•                  Health Insurance Portability and Accountability Act.  Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

•                  Anti-kickback laws.  Federal and state anti-kickback laws make it a felony to knowingly or willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or recommendations regarding services or products.

•                  The Stark Self-Referral Law and other laws prohibiting self-referral and financial inducements.  Laws that limit the circumstances under which physicians who have a financial relationship with a company may refer patients to such company for the provision of certain services.

•                  Corporate practice of medicine.  Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements with physicians, such as fee-splitting.

•                  Antitrust laws.  Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

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

Employees

We have no employees.  We have four executive officers who are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.  The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate.  We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources and our independent registered public accounting firm has rendered a qualified opinion on our financial statements.

We are a recently incorporated development stage company with no operating results to date.  Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry.  We will not generate any revenues until, at the earliest, after the consummation of a business combination.  As of December 31, 2006, our independent registered public accounting firm has rendered a qualified opinion on our financial statements since the financial statements have been prepared assuming that we will continue as a going concern.  As of December 31, 2006, we have a working capital deficiency (excluding investments held in the trust fund) of $803,104.  Additionally, our Certificate of Incorporation provides for our liquidation if we don’t consummate a business combination prior to April 27, 2007 or October 27, 2007 if certain extension criteria have been satisfied.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $5.57 per share.

Our placing of funds in trust may not protect those funds from third party claims against us.  The proceeds held in trust could be subject to claims that could have priority over the claims of our public stockholders.  If we liquidate, we cannot assure you that the per-share liquidation price will not be less than the $5.57 per share held in trust as of December 31, 2006 due to claims of creditors.  If we liquidate before the completion of a business combination, Lindsay A. Rosenwald has agreed that he or an affiliate will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.  However, we cannot assure you that he or an affiliate will be able to satisfy those obligations.  Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we fail to maintain the effectiveness of a registration statement relating to our common stock, we may be precluded from issuing shares of our common stock upon the exercise of our warrants.

Our warrants will not be exercisable and we will not be obligated to issue shares of common stock upon their exercise unless at the time a warrant holder seeks to exercise a warrant, a registration statement under the Securities Act of 1933 with respect to our common stock is effective.  Under the terms of the warrant agreement we entered into with Continental Stock Transfer & Trust Company (as agent for the warrant holders), we have agreed to use our best efforts to meet these conditions and to maintain the effectiveness of such a registration statement until the expiration of the warrants.  However, we cannot assure you that we will be able to do so, and if we do not maintain an effective registration statement, holders of our warrants may be unable to exercise their warrants and we will not be required to settle any such warrant exercise.  In that case, the warrants may have no value, the market for such warrants may be limited and such warrants may expire worthless.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies that have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings.  While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose.  Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business’ operations.  To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities.  Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

If we effect a business combination with a company located outside of the United States, we will be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we do so, we will be subject to special considerations and risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•                  rules and regulations or currency conversion or corporate withholding taxes on individuals;

•                  tariffs and trade barriers;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                  currency fluctuations;

•                  challenges in collecting accounts receivable;

•                  cultural and language differences; and

•                  employment regulations.

We cannot assure you that we will be able to address adequately these additional risks. If we are unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will govern almost all of our material agreements relating to its operations.  We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the new jurisdiction.  The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.  Additionally, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States.  As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share.  We currently have 7,275,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance.  Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•                  may significantly reduce the equity interest of stockholders;

•                  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•                  will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•                  default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•                  our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel.  The future role of our key personnel in the target business, however, cannot presently be ascertained.  Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place.  Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties.  However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.  While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements.  This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.  This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses.  We do not intend to have any full time employees prior to the consummation of a business combination.  All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs.  If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors and their affiliates may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers, directors and their affiliates may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us.  Furthermore, in light of our officers and directors existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest.  Accordingly, while we do not believe that any of our officers or directors currently has a conflict of interest in terms of presenting to entities other than us business opportunities that may be suitable for us, conflicts of interest may arise in the future in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock and warrants that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to the shares of stock owned by them immediately prior to our IPO, and own warrants to purchase additional shares of our common stock.  These shares and the warrants owned by our directors and officers will be worthless if we do not consummate a business combination.  The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely.  Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is unlikely that we will be able to complete more than one business combination, and we may therefore be solely dependent on a single business and a limited number of products or services.

As of December 31, 2006, we had $54,470,015 on deposit in a trust fund, which we may use to complete a business combination.  Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time.  By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.  Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry.  Accordingly, the prospects for our success may be:

•                  solely dependent upon the performance of a single business, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year.  It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination.  If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome.  Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

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

Our Certificate of Incorporation requires that if we do not complete a business combination by April 27, 2007, or by October 27, 2007 if certain criteria have been satisfied, we take steps necessary to liquidate and distribute to the holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets.  In such event, there will be no distribution with respect to our outstanding warrants.  Accordingly, the warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our activities subject us to the Investment Company Act of 1940.  To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates.  By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.  If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

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

Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other United States regulatory agencies and by comparable authorities in other countries.  We may need to conduct, at our own expense, extensive preclinical, clinical and post-commercialization trials to demonstrate the safety and efficacy in humans of product candidates.  Securing product approval often requires the submission of extensive preclinical and clinical data, information about product manufacturing processes, and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.  Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.  The process of obtaining and maintaining regulatory approvals may vary and involves substantial regulatory discretion, is expensive, and often takes many years, if approval is obtained at all.  Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  Because earlier stage clinical trials often involve small patient populations, the results of these clinical trials may not be indicative of future results and later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.

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

In the event that, following a business combination, our products, methods, processes or other technologies are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:

•                  obtain licenses, which may not be available on commercially reasonable terms, if at all;

•                  abandon an infringing product, process or technology;

•                  redesign our products, processes or technologies to avoid infringement;

•                  stop using the subject matter claimed in the patents held by others;

•                  pay damages; or

•                  defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of valuable management resources.

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

Even if the target business that we acquire has an approved and marketed product, and the FDA following a business combination approves the use of additional product candidates, physicians and patients may not accept and use them.  Acceptance and use of our products will depend upon a number of factors including:

•                  perceptions by members of the health care community, including physicians, regarding the safety and effectiveness of our products;

•                  cost-effectiveness of our products relative to competing products;

•                  availability of reimbursement for our products from government or other healthcare payers; and

•                  effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The failure of a product to obtain or maintain market acceptance would harm our business and could require us to seek additional financing in order to fund the development of future product candidates.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our executive offices at 787 7th Avenue, 48th Floor, New York, New York pursuant to an agreement with Paramount BioCapital, an affiliate of our chairman.  We have agreed to pay Paramount BioCapital $7,500 per month for the use of this space commencing on October 21, 2005 and ending upon the consummation of a business combination.  For the period from June 1, 2005 (inception) to December 31, 2006, the Company incurred expense totaling $107,500 pursuant to this agreement.  We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Paramount BioCapital is at least as favorable as we could have obtained from an unaffiliated person.  We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols PMQCU, PMQC and PMQCW, respectively.  The following table sets forth the range of high and low closing bid prices as reported by Bloomberg Financial Markets for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 24, 2005 and since the common stock and warrants commenced public trading on January 11, 2006.  We make no representations as to the accuracy or completeness of the information obtained from Bloomberg Financial Markets.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	$6.65	$6.21	$5.46	$5.35	$0.67	$0.43

2006:
First Quarter	$8.40	$6.25	$5.75	$5.06	$1.35	$0.68
Second Quarter	$7.70	$6.50	$5.46	$5.25	$1.18	$0.60
Third Quarter	$6.90	$6.15	$5.32	$5.20	$0.81	$0.50
Fourth Quarter	$6.85	$6.50	$5.43	$5.25	$0.74	$0.51
2005:
Fourth Quarter	$6.75	$6.00	—	—	—	—

*Through March 16, 2007

Holders

As of March 27, 2007, there was one holder of record of our units, eight holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination.  We are prohibited from distributing to our stockholders any portion of the funds from the IPO held in trust except in liquidation of the corporation or in the event that a holder of IPO shares votes against a business combination transaction and demands conversion of his shares in accordance with the requirements of our certificate of incorporation. Following the completion of a business combination, the payment of cash dividends will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination.  The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

Initial Public Offering

On October 27, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 31, 2005 and November 1, 2005, we consummated the closing of an aggregate of 1,275,000 additional units, which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $58,650,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127149). The Securities and Exchange Commission declared the registration statement effective on October 21,2005.

We paid a total of $4,105,500 in underwriting discounts and commissions and $1,071,134 for other costs and expenses related to the offering, including $510,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds on the initial closing only. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $53,473,366, of which $52,164,500 was deposited into the trust account and the remaining proceeds of $1,308,866 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,305,515, a component of interest income, through December 31, 2006.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on June 1, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.  We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On October 27, 2005, we sold 8,500,000 units in our initial public offering at $6.00 per unit.  On October 31, 2005 and November 1, 2005 we sold an additional aggregate 1,275,000 units pursuant to an over-allotment option of the offering.  The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000.  After payments of all offering costs, the net proceeds to us amounted to $53,473,366.  Each unit consists of one share of our common stock, $.0001 par value, and two redeemable common stock purchase warrants.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the offering and expiring four years from the effective date of the offering.  The warrants will be redeemable by us, upon prior written consent of the representative of the underwriters in the offering (the “Representative”), at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In connection with our initial public offering, we issued an option, for $100, to the Representative to purchase 425,000 units at an exercise price of $7.50 per unit.  The warrants underlying such units are exercisable at $6.25 per share.  We have accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.  We estimate that the fair value of this option is approximately $922,250 ($2.17 per unit) using a Black-Scholes option-pricing model.  The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years.  The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.  All activity from June 1, 2005 through October 27, 2005 was related to our formation and our initial public offering.  Since October 27, 2005, we have been seeking to complete a business combination with a company in the healthcare industry.

On August 25, 2006 we entered into the Contribution Agreement with BioValve, BTI and Valeritas, pursuant to which we had agreed to acquire a majority interest in Valeritas.  On January 22, 2007, we and BioValve announced that we had agreed to terminate the Contribution Agreement and mutually release each other from further claims.  In connection therewith, all of the capitalized expenses in connection with the Valeritas transaction amounting to approximately $898,000 were charged to expense for the year ended December 31, 2006.

Results of Operations from June 1, 2005 (Inception) to December 31, 2005 compared to the Year Ended December 31, 2006

We had net income of $185,122 from June 1, 2005 (Inception) to December 31, 2005 consisting of $367,145 of interest income on the trust fund and operating account offset by $90,123 of general, selling and administrative expense and $91,900 of income tax expenses.  The main components of the $90,123 of general, selling and administrative expenses include approximately $31,000 of directors and officers liability insurance expense, $19,266 of Delaware Franchise Tax expenses, approximately $17,500 for office space and administrative expenses paid to Paramount BioCapital, $5,000 of accounting fees, and $17,357 of other general corporate overhead.

We had a net loss of $16,677 for the year ended December 31, 2006 consisting of $1,969,060 of interest income on the trust fund offset by $2,075,737 of general, selling and administrative expense.  The main components of the $2,075,737 of general, selling and administrative expenses include approximately $159,000 of directors and officers liability insurance expense, approximately $203,000 for public relations expense,  approximately $322,000 of professional fees for due diligence on potential business combinations, $90,000 for office space and administrative expenses paid or payable to Paramount BioCapital, approximately $1,101,000 of legal expenses and other professional fees pertaining to the contemplated Valeritas transaction and the related quarterly fees for Form 10-QSB filings and Form 8-K filings during 2006, $56,198 of franchise tax expenses, approximately $105,000 for travel and $39,539 of general corporate expenses.

Interest income earned in 2006 was approximately $1,602,000 higher than interest income earned in 2005.  This increase is primarily due to having a full 12 month period of cash balances that earned interest income during 2006.

Conversely, during 2005 cash balances generated interest income for approximately 10 weeks during 2005 after the initial closing of the IPO on October 27, 2005.

General, selling and administrative expense incurred in 2006 was approximately $1,985,000 higher than general, selling and administrative expenses during 2005.  This increase is primarily attributable to a full 12 month period of active operations during 2006, as compared to active operations of approximately 10 weeks during 2005 after the initial closing of the IPO on October 27, 2005.  Additionally, approximately $898,000 of legal and professional fees were incurred during 2006 in connection with the contemplated Valeritas transaction.

The overall net income of $185,122 for 2005 decreased by $201,799 to a net loss of $16,677 for 2006.  This reduction in net income was primarily caused by higher operating expenses incurred in 2006, including the contemplated Valeritas transaction, as described above, which more than fully offset the additional interest income earned in 2006.

Liquidity and Capital Resources

$52,164,500 of the net proceeds of our initial public offering were deposited in trust, with the remaining net proceeds of $1,308,866 becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used substantially all of the net proceeds of our initial public offering not held in trust to identify, evaluate and negotiate with prospective acquisition candidates (including with respect to the negotiating and structuring of the Contribution Agreement with BioValve, BTI and Valeritas).

We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business.  At December 31, 2006, we had cash outside of the trust fund of $54,209 and other current assets of $135,375 and total liabilities of $992,688.  Our working capital deficiency (excluding investments held in trust) amounted to $803,104.  To the extent that we are required to pay our liabilities before the consummation of a business combination, an affiliate of our chairman, Paramount BioCapital, has agreed to lend us monies as necessary to continue operations.  Additionally, we may potentially raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.  We would only consummate such a financing simultaneously with the combination of a business combination.

Our Certificate of Incorporation requires that we will take all actions necessary to liquidate in the event that we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (April 27, 2007), or 24 months from the consummation of our initial public offering (October 27,2007) if certain criteria have been satisfied.  In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust fund) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.  Lindsay A. Rosenwald, our chairman of the board, has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or for products sold to us to the extent they have claims against the funds in our trust account.  In connection therewith, an affiliate of Lindsay A. Rosenwald, Paramount BioCapital, has agreed to pay such debts and obligations if necessary.

Recently Issued Accounting Pronouncements and Their Effect on the Company’s Financial Statements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments, SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a  remeasurement event.  Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  Early adoption is permitted.  The adoption of SFAS 155 is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 — Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value.  SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006.  Early adoption is permitted.  The adoption of SFAS 156 is not expected to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This interpretation shall be effective for fiscal years beginning after December 15, 2006.  The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  We have not yet commenced the process of evaluating the expected effect of FIN 48 on our financial statements, and we are not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not evaluated the potential impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error.  If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected.  A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006.  We have assessed SAB 108 and have concluded that it did not have a material effect on our financial position, results of operations or cash flows.

Obligations to Paramount BioCapital for General and Administrative Services

We presently occupy office space provided by Paramount BioCapital. Paramount BioCapital has agreed that, until we acquire a target business, it will make such office space, as well as certain office and secretarial services, available to us as we may require from time to time. We have agreed to pay Paramount BioCapital $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a business combination.  For the year ended December 31, 2006, the period from June 1, 2005 (inception) to December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2006, we incurred expense totaling $90,000, $17,500 and $107,500, respectively, to Paramount BioCapital pursuant to this agreement.  As of December 31, 2006, $22,500 was due to Paramount BioCapital pursuant to this agreement.

Financial Statements Assume Continuation as a Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, besides the fact that we have a working capital deficiency of $803,104 as of December 31, 2006, we are required to consummate a business combination by April 27, 2007, or by October 27, 2007 if the extension criteria have been satisfied as described herein. The possibility that we will not consummate a business combination raises substantial doubt about our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 8A.  CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  His evaluation was carried out with the participation of other members of our management.  Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, and under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

                None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Lindsay A. Rosenwald	51	Chairman of the Board

J. Jay Lobell	44	Chief Executive Officer, Secretary and Director

I. Keith Maher	38	President and Director

Michael Weiser	43	Executive Vice President, Director

Arie Belldegrun	56	Director

Isaac Kier	53	Director

Lindsay A. Rosenwald, M.D. has served as our chairman of the board since our inception. Dr. Rosenwald has served as chairman and chief executive officer of Paramount BioCapital, Inc. since 1991, as managing member of Paramount Biosciences LLC (and its predecessor, Paramount BioCapital Investments, LLC) since 1996, and as chairman and chief executive officer of Paramount BioCapital Asset Management since 1994.  Paramount BioCapital Inc. is a private investment banking firm and an SEC- and NASD-registered broker-dealer specializing in private placements of equity and debt securities for publicly-traded and privately-held companies in the biomedical, biopharmaceutical and medical technology industries.  Paramount BioSciences, LLC is engaged in the research, formation and acquisition of seed-stage and distressed life science technologies and companies, identifying and evaluating a broad spectrum of therapeutic and medical technologies in order to capture innovations with significant commercial potential. Paramount BioCapital Asset Management manages hedge and private equity funds focused on healthcare and life science companies.  Dr. Rosenwald serves on the board of directors of Cougar Biotechnology, Inc., a publicly traded company that was established to in-license and develop early clinical stage drugs, with a specific focus on the field of oncology. He has also served since March 2000 through November 2006 as a director of Keryx BioPharmaceuticals, Inc., a NASDAQ National Market listed biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer.  Dr. Rosenwald received a B.S. from Pennsylvania State University and a M.D. from the Temple University School of Medicine.

J. Jay Lobell has served as our chief executive officer, secretary and a member of our board of directors since our inception.  Mr. Lobell has served as president and chief operating officer of Paramount BioCapital Asset Management and Paramount Biosciences, LLC since January 2005, and is a registered representative of Paramount BioCapital, Inc.  Mr. Lobell serves on the boards of directors of NovaDel Pharma Inc. and Innovive Pharmaceuticals, Inc., both of which are publicly traded companies, and is on the boards of several private biotechnology companies. From 1996 through December 2004, Mr. Lobell was a partner at Covington & Burling, a law firm, where he provided litigation, corporate and regulatory advice.  Mr. Lobell received a B.A. from Queens College and a J.D. from Yale Law School.

I. Keith Maher, M.D. has served as our president and a member of our board of directors since our inception. Dr. Maher has served as managing director of Paramount BioCapital Asset Management since March 2005, and is a registered representative of Paramount BioCapital, Inc.  From February 2002 to March 2005, Dr. Maher worked at Weiss, Peck & Greer, where he served as managing director and as portfolio manager and analyst at the WPG Farber Fund, an equity hedge fund, where he also led that fund’s direct investment practice.  From July 2000 to February 2002, Dr. Maher was with Lehman Brothers, where he was involved in equity research, including research on medical technology companies.  Dr. Maher received a B.A. from Boston University, a M.D. from Union University and a M.B.A. from the Kellogg School of Business at Northwestern University.

Michael Weiser, M.D. has served as our executive vice president and a member of our board of directors since our inception.  Dr. Weiser is currently founder and co-chairman of Actin Capital, LLC and Actin Biomed, a New York based healthcare investment firm.  From July 1998 through November 2006, Dr. Weiser served as the director of research at Paramount BioCapital Asset Management, and was a registered representative of Paramount BioCapital, Inc.  Prior to joining Paramount, Dr. Weiser was a medical student and later a resident at NYU School of Medicine and NYU Medical Center.  Dr. Weiser is also a director of the following public companies:

•                  Hana Biosciences, Inc., a Nasdaq-listed biopharmaceutical company that aims to acquire, develop and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases;

•                  Manhattan Pharmaceuticals, Inc., an AMEX-listed company developing and commercializing biomedical and pharmaceutical technologies; and

•                  VioQuest Pharmaceuticals, Inc., an OTC Bulletin Board-listed company that, through its subsidiaries, provides products and services to pharmaceutical and fine chemical companies.

Dr. Weiser received a B.A. from University of Vermont, a Ph.D. from Cornell University Graduate School of Medicine and a M.D. from NYU School of Medicine.

Arie Belldegrun, M.D. has been a member of our board of directors since our inception.  He has served as professor of urology since 1994, and chief of the division of urologic oncology since 1996, at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA), whose faculty he first joined in 1988.  He has also held the Roy and Carol Doumani Chair in urologic oncology at UCLA since 2000. Prior to UCLA, Dr. Belldegrun served as a research fellow in surgical oncology at the National Cancer Institute/NIH from 1985 to 1988.  He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons.  Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and serves as a reviewer for many medical journals and granting organizations.  In addition to holding several patents, Dr. Belldegrun is the author of several books on prostate and kidney cancers, and has written over 350 scientific publications with an emphasis on urologic oncology, particularly kidney, prostate and bladder cancers.  He is the founder of Agensys, Inc., a company focused on the development of fully human monoclonal antibodies to treat solid tumor cancers based on Agensys’ propriety targets.  Dr. Belldegrun served as founding chairman of Agensys from 1997 to 2002 and has served on the board of directors and as a consultant since that time.  Dr. Belldegrun has served on the board of directors of Hana Biosciences, Inc. since April 2004.  Dr. Belldegrun also is vice chairman of the board of directors and chairman of the Scientific Advisory Board of Cougar Biotechnology, Inc., a publicly traded company that was established to in-license and develop early clinical stage drugs, with a specific focus on the field of oncology.  Dr. Belldegrun received a B.S. and a M.D. from Hebrew University Hadassah Medical School in Jerusalem.  He completed his post training at the Weizmann Institute of Science and his residency in urology at Harvard Medical School.

Isaac Kier has been a member of our board of directors since our inception.  Since February 2006, Mr. Kier has been a principal and managing member of Kier Global LLC, an investment group involved in investments and mergers and acquisitions. Since 2006, Mr. Kier has served as a partner in the general partner of indiaSTAR, a private equity fund investing in India. From 2000 to 2006 Mr. Kier was a partner in Coqui Capital Partners L.P., a venture capital firm, which primarily invested in early stage companies.  Since October 1997, he has been a principal and managing partner of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America.  From 1987 to 1997, he served as the managing partner of the Alabama 8 Market, a non-wireline cellular licensee.  From 1982 until its sale in 1995, Mr. Kier served as the chairman of the board and chief executive officer of Lida, Inc., a NASDAQ-listed company engaged in textile production and printing.  Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences, Inc. and Rand Logistics, both NASDAQ companies. Mr. Kier also serves on the board of directors of several private companies, including Caribbean Storage, Inc. and Montebello Brand Liquors, Inc. Mr. Kier received a B.A. from Cornell University and a J.D. from George Washington University Law School.

The term of office of the first class of directors, consisting of Arie Belldegrun and Isaac Kier, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Michael Weiser and I. Keith Maher, will expire at the second annual meeting. The term of the third class of directors, consisting of J. Jay Lobell and Lindsay A. Rosenwald, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Due to an administrative error, a purchase by Mr. Lobell on January 31, 2007 of 15,000 warrants was incorrectly reported as a purchase of 10,000 warrants. Except as set forth in the immediately preceding sentence, and based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In November 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries.  Requests for copies of our code of ethics should be sent in writing to Paramount Acquisition Corp., 787 7th Avenue, 48th Floor, New York, New York 10019.

Corporate Governance

Our board of directors does not have audit or nominating committees. Our entire board of directors carries out the functions customarily undertaken by these committees. No determination has been made as to whether any member of our board of directors qualifies as an audit committee financial expert.

ITEM 10.  EXECUTIVE COMPENSATION

Commencing on October 21, 2005 and ending upon the acquisition of a target business, we will pay Paramount BioCapital a fee of $7,500 per month for providing us with office space and certain office and secretarial services.  Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination.  However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2007 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our officers and directors; and

•                  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Lindsay A. Rosenwald	1,168,750	(2)	9.8%

J. Jay Lobell	318,750	(3)	2.7%

I. Keith Maher	318,750	(4)	2.7%

Isaac Kier(5)	156,250	(6)	1.3%

Michael Weiser(8)	106,250	(7)	*

Arie Belldegrun(9)	106,250	(7)	*

Andrew M. Weiss(10)	913,700	(11)	7.7%

Morgan Stanley(12)	831,934	(13)	7.0%

Fir Tree, Inc.(14)	764,800	(15)	6.4%

Satellite Asset Management, L.P. (16)	650,000	(17)	5.5%

All directors and executive officers as a group (six individuals)	2,175,000	(18)	18.3%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following is 787 7th Avenue, 48th Floor, New York, New York 10019.
(2)

Includes 584,375 shares of common stock held by the Lindsay A. Rosenwald 2000 Family Trusts established for the benefit of Dr. Rosenwald’s family. Dr. Rosenwald disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any. Does not include 1,304,574 shares of common stock issuable upon exercise of warrants held by Dr. Rosenwald that are not currently exercisable and will not become exercisable within 60 days.

(3)	Does not include 395,523 shares of common stock issuable upon exercise of warrants held by Mr. Lobell that are not currently exercisable and will not become exercisable within 60 days.
(4)	Does not include 50,453 shares of common stock issuable upon exercise of warrants held by Dr. Maher that are not currently exercisable and will not become exercisable within 60 days.
(5)	The business address of Mr. Kier is Kier Global LLC, 1775 Broadway, Ste. 604, New York, New York 10019.
(6)

Includes 50,000 shares of common stock held by the Kier Family LP. Does not include (i) 44,150 shares of common stock issuable upon exercise of warrants held by Mr. Kier and (ii) 100,000 shares of common stock issuable upon exercise of warrants held by the Kier Family LP, none of which are not currently exercisable and all of which will not become exercisable within 60 days.

(7)	Does not include 44,150 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.
(8)	The business address of Dr.Weiser is 590 Madison Avenue, 21st floor, New York, NY 10022
(9)	The business address of Dr. Belldegrun is 10940 Wilshire Blvd., Suite 600, Los Angeles, California 90024.
(10)	The business address of Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.
(11)

Represents shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, LLC the investment manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The foregoing information was derived from a Schedule 13G filed with the SEC on February 1, 2007.

(12)	The business address of Morgan Stanley is 1585 Broadway, New York, NY 10036.
(13)

Represents shares that are owned, or may be deemed to be beneficially owned, by Morgan Stanley & Co. Incorporated, a wholly-owned subsidiary of Morgan Stanley. The foregoing information was derived from a Schedule 13G filed with the SEC on February 15, 2007.

(14)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(15)

Represents (i) 514,077 shares of common stock held by Sapling, LLC and (ii) 250,723 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(16)	The business address of Satellite Asset Management, L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022.
(17)

Represents shares held by (i) Satellite Fund II, L.P. and Satellite Fund IV, L.P. (collectively, the “Delaware Funds”) over which Satellite Advisors, L.L.C. (“Satellite Advisors”) has discretionary trading authority, as general partner, and (ii) Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas

Fund VI, Ltd., Satellite Overseas Fund VII, Ltd., Satellite Overseas Fund VIII, Ltd. and Satellite Overseas Fund IX, Ltd. (collectively, the “Offshore Funds” and together with the Delaware Funds, the “Satellite Funds”) over which Satellite Asset Management, L.P. (“Satellite Asset Management”) has discretionary investment trading authority. The general partner of Satellite Asset Management is Satellite Fund Management LLC (“Satellite Fund Management”). Satellite Fund Management and Satellite Advisors each share the same Executive Committee that make investment decisions on behalf of the Satellite Funds and investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(18)

Does not include 1,983,000 shares of common stock issuable upon exercise of warrants beneficially owned by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

All 2,125,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2005, we issued 2,125,000 shares of our common stock to the following individuals for $25,000 in cash, at a purchase price of approximately $0.01176 per share as set forth below:

Name	Number of Shares	Relationship to Us

Lindsay A. Rosenwald	584,375	Chairman of the Board
Lindsay A. Rosenwald 2000 Family Trusts	584,375	Stockholder
J. Jay Lobell	318,750	Chief Executive Officer, Secretary and Director
I. Keith Maher	318,750	President and Director
Michael Weiser	106,250	Executive Vice President, Director
Arie Belldegrun	106,250	Director
Isaac Kier	106,250	Director

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•                  October 21, 2008;

•                  our liquidation; or

•                  the consummation of a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared.  If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.  If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares.  The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow.  In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow.  We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•                  each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•                  if we fail to consummate a business combination within 18 months of the effective date of the registration statement relating to our initial public offering (or 24 months in certain circumstances described in the prospectus relating to our initial public offering), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•                  each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•                  each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•                  each agreed that we could not consummate any business combination that involves a company that is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•                  each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•                  each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

We presently occupy office space provided by Paramount BioCapital, an affiliate of our chairman.   Paramount BioCapital has agreed that, until we acquire a target business, it will make such office space, as well as certain office and secretarial services, available to us as we may require from time to time. We have agreed to pay Paramount BioCapital $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a business combination.  For the year ended December 31, 2006, the period from June 1, 2005 (inception) to December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2006, we incurred expense totaling $90,000, $17,500 and $107,500, respectively, to Paramount BioCapital pursuant to this agreement.  As of December 31, 2006, $22,500 of office service fees plus expenses amounting to $2,489 were due to Paramount BioCapital pursuant to this agreement. In January 2007, Paramount BioCapital agreed to lend us money from time to time as necessary to continue our operations.

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

 Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

In January, 2007, Dr. Lindsay Rosenwald, chairman of our board of directors, and J. Jay Lobell, our chief executive officer and a member of our board of directors, established personal warrant purchase plans conforming to Rule 10b5-1 of the Exchange Act. Under the plans, between January 25, 2007 and February 23, 2007, Dr. Rosenwald and Mr. Lobell collectively purchased 1,000,000 warrants at prevailing market prices. The warrant purchase plans were subject to certain limitations, including that Dr. Rosenwald and Mr. Lobell would not collectively acquire more than 100,000 warrants in any one day, or 250,000 warrants in any single week. The plans terminated upon the purchase by Dr. Rosenwald and Mr. Lobell, collectively, of 1,000,000 warrants.

Director Independence

We currently do not have, and are not required to have, a majority of independent directors. Should we decide to list our common stock on a national securities exchange, we will be required to adhere to the independence requirements of that exchange.  Four of our six directors could not currently meet the independence requirements applicable to companies listed on NASDAQ, including those applicable to audit, compensation and nominating committee members, because they are current or former officers in our company.  Our other two directors, Dr. Belldegrun and Mr. Kier, also may not satisfy the director independence requirements of NASDAQ.  Our entire board of directors carries out the functions customarily undertaken by audit, compensation and nominating committees.

ITEM 13.  EXHIBITS

(a)  The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Amendment to Unit Purchase Option, dated as of October 12, 2006, between the Registrant and EarlyBirdCapital, Inc. (2)

4.7	Warrant Clarification Agreement, dated October 12, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Lindsay A. Rosenwald. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Lindsay A. Rosenwald 2000 Family Trusts. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Jay Lobell. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and I. Keith Maher. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Weiser. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arie Belldegrun. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.10	Form of Letter Agreement between Paramount BioCapital Asset Management, Inc. and Registrant regarding administrative support. (1)

10.11	Promissory Note, dated July 22, 2005, issued to Lindsay A. Rosenwald. (1)

10.12	Registration Rights Agreement among the Registrant and the Founders. (1)

10.13	Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Lindsay A. Rosenwald, J. Jay Lobell, I. Keith Maher, Michael Weiser, Arie Belldegrun and Isaac Kier. (1)

10.14	Contribution Agreement, dated as of August 25, 2006, among Registrant, BioValve Technologies Inc., BTI Tech, Inc. and Valeritas LLC. (3)

10.15	Termination and Mutual Release, dated as of January 21, 2007, among the Registrant, BioValve Technologies, Inc., BTI Tech, Inc. and Valeritas LLC. (4)

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-127149).

(2)                      Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.

(3)                    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2006.

(4)                      Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 22, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum & Kliegman LLP acts as our independent registered public accounting firm.  The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the fiscal years ended December 31, 2006 and 2005, audit fees for our independent registered public accounting firm were $35,000 and $50,000, respectively.

Audit-Related Fees

During 2006, audit-related fees paid to our independent registered public accounting firm were $15,300. During 2005, there were no audit-related fees paid to our independent registered public accounting firm.

Tax Fees

During 2006, we paid our independent registered public accounting firm $3,000 for tax preparation services. During 2005, no tax fees were paid to our independent registered public accounting firm.

All Other Fees

None.

Audit Committee Approval

We currently do not have an audit committee.

Paramount Acquisition Corp.

(a development stage enterprise)

Financial Statements

For the year ended December 31, 2006, for the period from June 1, 2005 (inception) to December 31, 2005 and from June 1, 2005 (inception) to December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Paramount Acquisition Corp.

We have audited the accompanying balance sheet of Paramount Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, for the period June 1, 2005 (inception) to December 31, 2005 and from June 1, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramount Acquisition Corp. (a development stage enterprise) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period June 1, 2005 (inception) to December 31, 2005, and for the period June 1, 2005 (inception) to December 31, 2006, in conformity with generally accepted accounting principles (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination prior to April 27, 2007 or October 27, 2007 if certain extension criteria have been satisfied. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARCUM & KLIEGMAN LLP

Melville, New York

March 30, 2007

Paramount Acquisition Corp.

(a development stage enterprise)

Balance Sheet

December 31, 2006
Assets
Current assets:
Cash	$54,209
Investments held in Trust Fund	54,470,015
Prepaid expenses and other current assets	135,375

Total assets	$54,659,599

Liabilities and Stockholders’ Equity
Current liabilities:
Due to related party — accrued expenses	$24,989
Accounts payable and accrued expenses	967,699

Total current liabilities	992,688

Common Stock, subject to possible conversion, 1,954,023 shares at conversion value	10,888,556

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common Stock, $.0001 par value, authorized 40,000,000 shares, total issued and outstanding 11,900,000 shares (less 1,954,023 subject to possible conversion)	996
Additional paid-in capital	42,608,914
Earnings accumulated during the development stage	168,445
Total stockholders’ equity	42,778,355
Total liabilities and stockholders’ equity	$54,659,599

The accompanying notes are an integral part of these financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Statements of Operations

For the Period from June 1, 2005 (Inception) to December 31, 2006

	For the year ended	For the Period from June 1, 2005 (Inception) to	For the Period from June 1, 2005 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$—	$—	$—

General, selling and administrative expenses	2,075,737	90,123	2,165,860

Operating loss	(2,075,737)	(90,123)	(2,165,860)

Interest income	1,969,060	367,145	2,336,205
(Loss) income before provision for income taxes	(106,677)	277,022	170,345
Benefit from (provision for) income taxes	90,000	(91,900)	(1,900)

Net (loss) income	(16,677)	185,122	168,445

Accretion of Trust Fund relating to Common Stock subject to possible conversion	(389,162)	(71,711)	(460,873)

Net (loss) income available to other Common Stockholders	$(405,839)	$113,411	$(292,428)

Weighted average shares outstanding—basic and diluted	9,945,977	4,515,626	7,938,905

Basic and diluted (loss) income per share	$(0.04)	$0.03	$(0.04)

The accompanying notes are an integral part of these financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from June 1, 2005 (Inception) to December 31, 2006

	Common Stock		Additional paid-in	Earnings accumulated during	Total stockholders’
	Shares	Amount	capital	development stage	equity

Balance, June 1, 2005 (inception)	—	$—	$—	$—	$—

Issuance of Common Stock to initial stockholders	2,125,000	213	24,787	—	25,000

Sale of 9,775,000 units, net of underwriters’ discount and offering expenses amounting to $5,176,634 (includes 1,954,023 shares subject to possible conversion)	9,775,000	978	53,472,388	—	53,473,366

Proceeds subject to possible conversion of 1,954,023 shares	—	(195)	(10,427,488)	—	(10,427,683)

Proceeds from issuance of option	—	—	100	—	100

Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(71,711)	—	(71,711)

Net income for the period from June 1, 2005 (inception) to December 31, 2005	—	—	—	185,122	185,122

Balance, December 31, 2005	11,900,000	996	42,998,076	185,122	43,184,194

Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(389,162)	—	(389,162)

Net loss for the year ended December 31, 2006	—	—	—	(16,677)	(16,677)

Balance, December 31, 2006	11,900,000	$996	$42,608,914	$168,445	$42,778,355

The accompanying notes are an integral part of these financial statements.

Paramount Acquisition Corp.
(a development stage enterprise)
Statements of Cash Flows

		For the Period	For the Period
		from June 1,	from June 1,
	For the	2005 (Inception)	2005 (Inception)
	Year ended	to	to
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash Flows from Operating Activities
Net (loss) / income	$(16,677)	$185,122	$168,445
Changes in Operating Assets and Liabilities:
Prepaid expenses and other current assets	83,697	(219,072)	(135,375)
Accounts payable and accrued expenses	878,590	181,009	1,059,599
Due to related party — accrued expenses	24,989	—	24,989
Income taxes payable	(91,900)	—	(91,900)
Net cash provided by operating activities	878,699	147,059	1,025,758

Cash Flows Used in Investing Activities
Investments held in Trust Fund	(1,946,780)	(52,523,235)	(54,470,015)
Net cash used in investing activities	(1,946,780)	(52,523,235)	(54,470,015)

Cash Flows from Financing Activities
Proceeds from sale of Common Stock to initial stockholders	—	25,000	25,000
Gross proceeds from initial public offering	—	58,650,000	58,650,000
Proceeds from issuance of option	—	100	100
Payments of deferred offering costs	—	(5,176,634)	(5,176,634)

Net cash provided by financing activities	—	53,498,466	53,498,466

Net (decrease) increase in cash	(1,068,081)	1,122,290	54,209
Cash at beginning of the period	1,122,290	—	—

Cash at end of the period	$54,209	$1,122,290	$54,209

Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to Common Stock subject to possible conversion	389,162	71,711	460,873
Income taxes paid	93,309	—	93,309

The accompanying notes are an integral part of these financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

December 31, 2006

1. Organization, Business	Paramount Acquisition Corp. (the “Company”) was incorporated in Delaware on
Operations and Significant	June 1, 2005 as a blank check company whose objective is to acquire an
Accounting Policies	operating business in the healthcare industry.

All activity from June 1, 2005 through October 27, 2005 related to the Company’s formation and initial public offering is described below. Since October 28, 2005, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 21, 2005 by selling 8,500,000 units (“Units”) at $6 per unit. The Company consummated the Offering on October 27, 2005. In addition, on October 31, 2005 and November 1, 2005, the Company sold an additional 1,275,000 Units at $6 per unit pursuant to an over-allotment option for the Offering, receiving total gross proceeds sold of $58,650,000 for the entire offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $52,164,500 (including the over-allotment option described in Note 3), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds of $1,308,866 (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants (as defined in Note 3, below) contained in the Units sold.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid money market instruments with maturities of three months or less at date of purchase to be cash equivalents.

INVESTMENTS HELD IN TRUST FUND

The Company maintains its cash, held in the trust fund, in money market instruments at cost which approximates fair value.

INCOME TAXES

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred taxes as they were deemed immaterial.

The provision for federal, state and local taxes, which are included in the accompanying statement of operations amounted to $91,900 for the period from

June 1, 2005 (inception) to December 31, 2005 and $1,900 for the period from June 1, 2005 (inception) to December 31, 2006. As of December 31, 2006, the Company has recorded a $90,000 tax refund receivable which is included in prepaid expenses and other current assets. The Company expects to apply its tax net operating loss incurred during 2006 to prior year profits thereby generating an income tax benefit for the year ended December 31, 2006.

EARNINGS/(LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the period. Common shares subject to possible redemption of 1,954,023 have been excluded from the calculation of basic earnings (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of Warrants, Unit options (see Note 3) and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted basic EPS because to do so would have been anti-dilutive are as follows: (i) The conversion of the outstanding Warrants (as defined in Note 3) of 19,550,000 for the year ended December 31, 2006 and from June 1, 2005 (inception) to December 31, 2005 is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128—Earnings per Share. The December 31, 2005 earnings per share presentation was revised to conform with this policy and to the current year presentation; (ii) The underwriters’ Unit purchase option of 1,275,000 was not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the year ended December 31, 2006 and from June 1, 2005 (inception) to December 31, 2005.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2006, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. At December 31, 2006, the uninsured balances in the bank brokerage accounts amounted to $53,970,015. Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, investments held in the trust fund, accounts payable and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

RECENTLY ISSUED PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments, SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 — Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is not currently in a position to determined such effects.

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has assessed SAB 108 and has concluded that it did not have a material effect on the Company’s financial position, results of operations or under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will evaluate the potential impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information cash flows.

2. Going Concern and Management Plans

As of December 31, 2006, excluding investments held in the Trust Fund of $54,470,015, the Company had a working capital deficiency of $803,104. In order for the Company to continue to fund the operating costs for its search for an acquisition candidate, an officer of the Company has agreed to advance funds to the Company from one of his affiliates, Paramount BioCapital Asset Management, Inc. There can be no assurance that the Company will enter into a business combination prior to April 27, 2007, or October 27, 2007, if certain extension conditions have been satisfied. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a plan of dissolution and return the funds held in the trust account to the holders of shares issued in the offering as described in Note 3.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Initial Public Offering

On October 27, 2005, the Company sold 8,500,000 Units in the Offering at $6.00 per Unit. On October 31, 2005 and November 1, 2005 the Company sold an additional aggregate 1,275,000 Units pursuant to an over-allotment option of the Offering. The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000. After payments of all offering costs, the net proceeds to the Company amounted to $53,473,366. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable common stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable by the Company, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The warrants underlying such Units are exercisable at $6.25 per share. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

The Company’s Warrants, or the warrants underlying the Units which may be purchased by the Representative, will not be exercisable and the Company will not be obligated to issue shares of common stock upon the Warrants’ exercise unless at the time a Warrant holder seeks to exercise a Warrant, either a registration statement under the Securities Act of 1933 with respect to the Company’s common stock is effective or an exemption from the registration requirements of the Securities Act is available. Under the terms of the Warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (as agent for the Warrant holders), the Company has agreed to use its best efforts to meet these conditions and to maintain the effectiveness of such a registration statement until the expiration of the Warrants. If the Company is unable to do so, holders of the Warrants may be unable to exercise the Warrants and the Company will not be required to settle any exercise of the Warrants. In that case, the Warrants may have no value, the market for such Warrants may be limited and such Warrants may expire worthless.

Under no circumstances shall the Company be required to net cash settle either the Warrants or the warrants underlying the Units which may be purchased by the Representative.

4. Related Party Transactions

The Company presently occupies office space provided by an affiliate of the Company’s chairman. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a Business Combination. For the year ended

December 31, 2006, the period from June 1, 2005 (inception) to December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2006 the Company has incurred expense totaling $90,000, $17,500 and $107,500, respectively, to such affiliate pursuant to this agreement. As of December 31, 2006, $22,500 is due to such affiliate pursuant to this agreement.

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

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

7. Common Stock	At December 31, 2006, 20,825,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and the underwriters’ Unit purchase option.

8. Contribution Agreement

On August 25, 2006, the Company and BioValve Technologies, Inc. (“BioValve”), a privately-held innovator in life sciences, announced that they entered into a definitive agreement (“Contribution Agreement”) whereby the Company agreed to acquire a majority interest in Valeritas, LLC (“Valeritas”), the medical technologies subsidiary of BioValve.

On January 27, 2007, the Company and BioValve announced that they had agreed to terminate the Contribution Agreement and mutually release both parties from further claims. In connection therewith, approximately $898,000 of capitalized deferred acquisition costs were charged to operating expense during the year ended December 31, 2006.

9. Subsequent Event

In January 2007, two of the Company’s directors entered into a new personal Warrant purchase plan to collectively purchase up to an additional 1,000,000 Warrants in the public marketplace at prices not to exceed $.64 per Warrant. The purchase plan was completed during February 2007, resulting in the purchase of 1,000,000 Warrants pursuant to such purchase plan.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2007.

PARAMOUNT ACQUISITION CORP.

By:	/s/ J. JAY LOBELL
J. Jay Lobell
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LINDSAY A. ROSENWALD	Chairman of the Board	April 2, 2007
Lindsay A. Rosenwald

/s/ J. JAY LOBELL	Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	April 2, 2007
J. Jay Lobell

/s/ I. KEITH MAHER	President and Director	April 2, 2007
I. Keith Maher

/s/ MICHAEL WEISER	Executive Vice President and Director	April 2, 2007
Michael Weiser

/s/ ARIE BELLDEGRUN	Director	April 2, 2007
Arie Belldegrun

/s/ ISAAC KIER	Director	April 2, 2007
Isaac Kier

S-1