Form 10-Q
period 2007-03-31
Paramount Acquisition Corp
filed 2007-05-15
CIK 1330487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number 000-51518

Paramount Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2938469
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

787 7th Avenue, 48th Floor, New York, New York 10019
(Address of Principal Executive Office)

(212) 554-4300
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 14, 2007, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Paramount Acquisition Corp.

(a development stage enterprise)

Contents

Page
Part I: Financial Information:

Item 1 –Financial Statements (Unaudited):

Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	4

Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006, and for the Period from June 1, 2005 (inception) to March 31, 2007	5

Condensed Statement of Changes in Stockholders’ Equity for the Period from June 1, 2005 (Inception) to March 31, 2007	6

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006, and for the Period from June 1, 2005 (Inception) to March 31, 2007	7

Notes to Unaudited Condensed Financial Statements	8

Item 2 – Management’s Discussion and Analysis or Plan of Operation	14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6 – Exhibits	18

Signatures	19

Exhibit Index	20

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,998	$54,209
Investments held in Trust Fund	54,939,119	54,470,015
Prepaid expenses and other current assets	96,101	135,375

Total assets	$55,059,218	$54,659,599

Liabilities and Stockholders’ Equity
Current liabilities:
Due to related party – accrued expenses	$75,346	$24,989
Accounts payable and accrued expenses	1,014,835	967,699

Total current liabilities	1,090,181	992,688

Common stock subject to possible conversion, 1,954,023 shares at conversion value	10,982,330	10,888,556

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 40,000,000 shares
Issued and outstanding 11,900,000 shares (less 1,954,023 subject to possible conversion)	996	996
Additional paid-in capital	42,515,140	42,608,914
Earnings accumulated during development stage	470,571	168,445
Total stockholders’ equity	42,986,707	42,778,355
Total liabilities and stockholders’ equity	$55,059,218	$54,659,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2007 and 2006

And for the Period from June 1, 2005 (inception) to March 31, 2007

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Period from June 1, 2005 (inception) to March 31, 2007
Revenue	$—	$—	$—

General, selling and administrative expenses	(166,708)	(404,328)	(2,332,568)

Operating loss	(166,708)	(404,328)	(2,332,568)

Interest income	469,434	546,189	2,805,639
Income before income taxes	302,726	141,861	473,071
Provision for income taxes	(600)	(45,851)	(2,500)

Net income	302,126	96,010	470,571

Accretion of Trust Fund relating to common stock subject to possible conversion	(93,774)	(107,122)	(554,646)

Net income (loss) attributable to other common stockholders	$208,352	$(11,112)	$(84,075)

Weighted average shares outstanding	9,945,977	9,945,977

Basic and diluted income (loss) per share	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

For the Period of June 1, 2005 (inception) to March 31, 2007

			Additional	Earnings	Total
	Common Stock		paid-in	accumulated during	stockholders’
	Shares	Amount	capital	development stage	equity
Balance, June 1, 2005 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	2,125,000	213	24,787	—	25,000
Sale of 9,775,000 units, net of underwriters’ discount and offering expenses amounting to $5,176,634 (includes 1,954,023 shares subject to possible conversion)	9,775,000	978	53,472,388	—	53,473,366
Proceeds subject to possible conversion of 1,954,023 shares	—	(195)	(10,427,488)	—	(10,427,683)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(71,711)	—	(71,711)
Net income for the period from June 1, 2005 (inception) to December 31, 2005	—	—	—	185,122	185,122

Balance, December 31, 2005	11,900,000	996	42,998,076	185,122	43,184,194

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(389,162)	—	(389,162)
Net loss for the year ended December 31, 2006	—	—	—	(16,677)	(16,677)

Balance, December 31, 2006	11,900,000	996	42,608,914	168,445	42,778,355

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(93,774)	—	(93,774)
Net income for the three months ended March 31, 2007	—	—	—	302,126	302,126

Balance, March 31, 2007	11,900,000	$996	$42,515,140	$470,571	$42,986,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2007 and 2006

and For the Period from June 1, 2005 (inception) to March 31, 2007

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Period from June 1, 2005 (inception) to March 31, 2007

Cash Flows from Operating Activities
Net income	$302,126	$96,010	$470,571
Changes in Operating Assets and Liabilities:
Prepaid expenses and other current assets	39,274	25,044	(96,101)
Accounts payable and accrued expenses	47,136	(1,675)	1,106,735
Due to related party – accrued expenses	50,357	60,850	75,346
Income taxes payable	—	(12,800)	(91,900)
Net cash provided by operating activities	438,893	167,429	1,464,651

Cash Flows from Investing Activities
Investments held in Trust Fund	(469,104)	(535,879)	(54,939,119)
Net cash used in investing activities	(469,104)	(535,879)	(54,939,119)

Cash Flows from Financing Activities
Proceeds from sale of Common Stock to initial stockholders			25,000
Gross proceeds from initial public offering			58,650,000
Proceeds from issuance of option			100
Payments of deferred offering costs			(5,176,634)
Net cash provided by financing activities	—	—	53,498,466

Net (decrease) increase in cash	(30,211)	(368,450)	23,998
Cash at beginning of the period	54,209	1,122,290	—

Cash at end of the period	$23,998	$753,840	$23,998

Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to Common Stock subject to possible conversion	93,774	107,122	554,647
Income taxes paid	600	85,651	93,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.

(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

1.   Interim Financial Information, Organization and Business Operations

These unaudited condensed financial statements as of March 31, 2007, for the three months ended March 31, 2007, for the three months ended March 31, 2006, and for the period from June 1, 2005 (Inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2006 included in Paramount Acquisition Corp.’s (the “Company”) Form 10-KSB for the fiscal year ended December 31, 2006, which was filed on April 2, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2006 financial statements.

Paramount Acquisition Corp. (the “Company”) was incorporated in Delaware on June 1, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

All activity from June 1, 2005 through October 27, 2005 related to the Company’s formation and initial public offering is described below.  Since October 28, 2005, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 21, 2005 with respect to the 8,500,000 units (“Units”) sold at $6 per unit.  The Company consummated the Offering on October 27, 2005.  In addition, on October 31, 2005 and November 1, 2005, the Company sold an additional 1,275,000 Units at $6 per unit pursuant to an over-allotment option for the Offering, receiving total gross proceeds of $58,650,000 for the entire offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (“Business Combination”).

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An aggregate of $52,164,500 (including the over-allotment option described in Note 3), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds of $1,308,866 (initial amount not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.  On April 25, 2007, the Company announced that, pursuant to the provisions of its certificate of incorporation, it has until October 27, 2007 to complete its business combination, having satisfied the criteria for extension set forth in the certificate of incorporation.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants (as defined in Note 3, below) contained in the Units sold.

2.   Going Concern and Management Plans

As of March 31, 2007, excluding investments held in the Trust Fund, the Company had a working capital deficiency of $970,082.  To fund certain operating costs of the Company, an officer of the Company has advanced funds to the Company from, and made payments on behalf of the Company by one of his affiliates, Paramount BioCapital Asset Management, Inc. (See Note 4 – Related Party Transactions).  There can be no assurance that the Company will consummate a business combination prior to October 27, 2007.   Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a plan of dissolution and return the funds held in the trust account to the holders of shares issued in the offering as described in Note 3 if a business combination is not completed prior to October 27, 2007.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Initial Public Offering

On October 27, 2005, the Company sold 8,500,000 Units in the Offering at $6.00 per Unit.  On October 31, 2005 and November 1, 2005 the Company sold an additional aggregate 1,275,000 Units pursuant to an over-allotment option of the Offering.  The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000.  After payments of all offering costs, the net proceeds to the Company amounted to $53,473,366.  Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable common stock Purchase Warrants (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering.  The Warrants will be redeemable by the Company, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In connection with this

Offering, the Company issued an option, for $100, to the Representative (as defined in Note 5) to purchase 425,000 Units at an exercise price of $7.50 per Unit.  The Warrants underlying such Units are exercisable at $6.25 per share.  The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this option is approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model.  The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years.  The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.  The holders of such Warrants shall not be entitled to receive net cash settlement of the Warrants and in no event will the Company be required to net cash settle the Warrants.

The Company’s Warrants will not be exercisable and the Company will not be obligated to issue shares of common stock upon the Warrants’ exercise unless at the time a Warrant holder seeks to exercise a Warrant, either a registration statement under the Securities Act of 1933 with respect to the Company’s common stock is effective or an exemption from the registration requirements of the Securities Act is available.  Under the terms of the Warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (as agent for the Warrant holders), the Company has agreed to use its best efforts to meet these conditions and to maintain the effectiveness of such a registration statement until the expiration of the Warrants.  If the Company is unable to do so, holders of the Warrants may be unable to exercise the Warrants and the Company will not be required to settle any exercise of the Warrants.  In that case, the Warrants may have no value, the market for such Warrants may be limited and such Warrants may expire worthless.

4.   Related Party Transactions

The Company presently occupies office space provided by an affiliate of the Company’s chairman. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a Business Combination.  For the three months ended March 31, 2007, the three months ended March 31, 2006 and for the period from June 1, 2005 (inception) to March 31, 2007 the Company has incurred expense totaling $22,500, $22,500 and $130,000, respectively, to such affiliate pursuant to this agreement.  As of March 31, 2007, $45,000 is due to such affiliate pursuant to this office service agreement.

Additionally, such affiliate has advanced monies to the Company or made payments to vendors on behalf of the Company.  As of March 31, 2007, total amounts due to such affiliate for  monies advanced or paid on behalf of the Company total $30,346.

5.   Commitment and Contingencies

Pursuant to letter agreements dated July 25, 2005 with the Company and EarlyBirdCapital, Inc., the representative of the underwriters in the offering (“Representative”), the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

6.   Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors

7.   Common Stock

At March 31, 2007, 825,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and the underwriters’ Unit purchase option.

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

9.   Subsequent Events

On April 25, 2007, the Company announced that, pursuant to the provisions of its certificate of incorporation, it has until October 27, 2007 to complete its business combination, having satisfied the criteria for extension set forth in the certificate of incorporation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements.  When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission.  All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On October 27, 2005, we sold 8,500,000 units in our initial public offering at $6.00 per unit.  On October 31, 2005 and November 1, 2005 we sold an additional aggregate 1,275,000 units pursuant to an over-allotment option of the offering.  The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000.  After payments of all offering costs, the net proceeds to us amounted to $53,473,366.  Each unit consists of one share of our common stock, $.0001 par value, and two redeemable common stock purchase warrants.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the offering and expiring four years from the effective date of the offering.  The warrants will be redeemable by us, upon prior written consent of the representative of the underwriters in the offering (the “Representative”), at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In connection with our initial public offering, we issued an option, for $100, to the Representative to purchase 425,000 units at an exercise price of $7.50 per unit.  The warrants underlying such units are exercisable at $6.25 per share.  We have accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.  We estimate that the fair value of this option is approximately $922,250 ($2.17 per unit) using a Black-Scholes option-pricing model.  The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years.  The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.  All activity from June 1, 2005 through October 27, 2005 was related to our formation and our initial public offering.  Since October 28, 2005, we have been seeking to complete a business combination with a company in the healthcare industry.

On August 25, 2006, we and BioValve Technologies, Inc. (“BioValve”), a privately-held innovator in life sciences, announced that we had entered into a definitive agreement (“Contribution Agreement”) whereby we agreed to acquire a majority interest in Valeritas, LLC (“Valeritas”), the medical technologies subsidiary of BioValve.  On January 22, 2007, we and BioValve announced that we had agreed to terminate the Contribution Agreement and mutually release each other from further claims.  In connection therewith, all of the capitalized expenses in connection with the Valeritas transaction amounting to approximately $898,000 were charged to expense for the year ended December 31, 2006.

On April 25, 2007, we announced that, pursuant to the provisions of our certificate of incorporation, we have until October 27, 2007 to complete a business combination, having satisfied the criteria for extension set forth in our certificate of incorporation.

Results of Operations for the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2007

For the three months ended March 31, 2006, we had net income of $96,010 consisting of $546,189 of interest income on the trust fund and operating account offset by $404,328 of general, selling and administrative expenses and $45,851 of estimated income tax expense.  General, selling and administrative expense mainly consisted of approximately $201,161 of due diligence expense on potential targets for a business combination, legal and accounting fees totaling $127,267, approximately $39,083 of directors and officers liability insurance expense, $22,500 for office space and administrative expenses paid to Paramount BioCapital, and $14,317 of general corporate overhead.

For the three months ended March 31, 2007, we had net income of $302,126 consisting of $469,434 of interest income on the trust fund and operating account offset by $166,708 of general, selling and administrative expense.  The main components of the general, selling and administrative expenses include approximately $39,083 of directors and officers liability insurance expense, $22,500 for office space and administrative expenses payable to Paramount BioCapital, approximately $55,000 of legal expenses and other professional fees pertaining to the termination of the Valeritas transaction and the related fees for the 2006 Form 10-KSB filing, approximately $21,636 of due diligence expense on potential targets for a business combination, approximately $11,465 of accrued Delaware franchise tax expense, and approximately $17,024 of general corporate overhead.

The overall net income for the three months ended March 31, 2007 increased by $206,116 compared to the three months ended March 31, 2006.  This increase is mainly attributable to a decrease of approximately $179,000 of due diligence expense on potential targets for a business combination. This decrease in due diligence expense was the result of the Company not seeking a potential business combination until after the Contribution Agreement with BioValve was terminated on January 22, 2007.

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

We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business.  At March 31, 2007, we had cash outside of the trust fund of $23,998 and other current assets of $96,101 and total liabilities of $1,090,181.  Our working capital deficiency (excluding investments held in trust) amounted to $970,082.  An affiliate of our chairman, Paramount BioCapital, has advanced money to us and has made payments on our behalf.  As of March 31, 2007, Paramount BioCapital has loaned us (or made payments on our behalf of) approximately $30,346.  Additionally, we may potentially raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.  We would only consummate such a financing simultaneously with the combination of a business combination.

Our Certificate of Incorporation requires that we will take all actions necessary to liquidate in the event that we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (April 27, 2007), or 24 months from the consummation of our initial public offering (October 27, 2007) if certain criteria have been satisfied.  On April 25, 2007, we announced that, pursuant to the provisions of our certificate of incorporation, we satisfied the criteria for extension set forth in the certificate of incorporation and accordingly we have until October 27, 2007 to complete a business combination.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest  rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, until the completion of a business combination,  we will not engage in, any substantive commercial business.  Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of our initial public offering held in the trust fund have been invested only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment  Company Act of 1940.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 6:  EXHIBITS

Exhibit Number	Description

10.1	Letter Agreement, dated April 21, 2007, between the Issuer and EarlyBirdCapital, Inc.

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT ACQUISITION CORP.

Dated: May 15, 2007
/s/ J. Jay Lobell
J. Jay Lobell
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Letter Agreement, dated April 21, 2007, between the Issuer and EarlyBirdCapital, Inc.

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.