Form 10-Q
period 2007-06-30
Paramount Acquisition Corp
filed 2007-08-14
CIK 1330487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, 11,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Paramount Acquisition Corp.
(a development stage enterprise)

Part I: Financial Information

Item 1 — Financial Statements (Unaudited)

Paramount Acquisition Corp.
(a development stage enterprise)
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,112	$54,209
Investments held in Trust Fund	55,439,968	54,470,015
Prepaid expenses and other current assets	137,277	135,375
Total current assets	55,581,357	54,659,599
Deferred acquisition costs	1,020,697	—
Total assets	$56,602,054	$54,659,599
Liabilities and Stockholders’ Equity
Current liabilities:
Note Payable - related party	$364,578	$—
Due to related party - accrued expenses	67,500	24,989
Accounts payable and accrued expenses	1,809,163	967,699
Total current liabilities	2,241,241	992,688
Common stock subject to possible conversion, 1,954,999 shares at conversion value	11,087,987	10,888,556
Commitment and Contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 40,000,000 shares issued and outstanding 11,900,000 shares (less 1,954,999 subject to possible conversion)	996	996
Additional paid-in capital	42,409,483	42,608,914
Earnings accumulated during development stage	862,347	168,445
Total stockholders’ equity	43,272,826	42,778,355
Total liabilities and stockholders’ equity	$56,602,054	$54,659,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.
(a development stage enterprise)
Condensed Statements of Income
(unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006
And for the Period from June 1, 2005 (inception) to June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,		Period from June 1, 2005 (inception) to June 30,
	2007	2006	2007	2006	2007
Revenue	$—	$—	$—	$—	$—
General, selling and administrative expenses	(109,102)	(276,615)	(275,810)	(726,794)	(2,441,670)

Operating loss	(109,102)	(276,615)	(275,810)	(726,794)	(2,441,670)

Interest income	500,878	479,594	970,312	1,025,783	3,306,517
Income before income taxes	391,776	202,979	694,502	298,989	864,847
Provision for income taxes	—	—	(600)	—	(2,500)

Net income	391,776	202,979	693,902	298,989	862,347

Accretion of Trust Fund relating to common stock subject to possible conversion	(105,657)	(94,531)	(199,431)	(201,652)	(660,303)
Net income attributable to other common stockholders	$286,119	$108,448	$494,471	$97,337	$202,044

Weighted average shares outstanding	9,945,001	9,945,001	9,945,001	9,945,001

Basic and diluted income per share	$0.03	$0.01	$0.05	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp
(a development stage enterprise)
Condensed Statement of Changes in Stockholders’ Equity (unaudited)
For the Period of June 1, 2005 (inception) to June 30, 2007

				Earnings
				accumulated	Total
	Common Stock		Additional paid-	during	stockholders’
	Shares	Amount	in capital	development stage	equity
Balance, June 1, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	2,125,000	213	24,787	—	25,000
Sale of 9,775,000 units, net of underwriters’ discount and offering expenses amounting to $5,176,634 (includes 1,954,999 shares subject to possible conversion)	9,775,000	978	53,472,388	—	53,473,366
Proceeds subject to possible conversion of 1,954,999 shares	—	(195)	(10,427,488)	—	(10,427,683)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(71,711)	—	(71,711)
Net income for the period from June 1, 2005 (inception) to December 31, 2005	—	—	—	185,122	185,122

Balance, December 31, 2005	11,900,000	996	42,998,076	185,122	43,184,194
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(389,162)	—	(389,162)
Net loss for the year ended December 31, 2006	—	—	—	(16,677)	(16,677)

Balance, December 31, 2006	11,900,000	996	42,608,914	168,445	42,778,355

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(199,431)	—	(199,431)
Net income for the six months ended June 30, 2007	—	—	—	693,902	693,902

Balance, June 30, 2007 (unaudited)	11,900,000	$996	$42,409,483	$862,347	$43,272,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.
(a development stage enterprise)
Condensed Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2007 and 2006
and For the Period from June 1, 2005 (inception) to June 30, 2007

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Period from June 1, 2005 (inception) to June 30, 2007
Cash Flows from Operating Activities
Net income	$693,902	$298,989	$862,347
Changes in Operating Assets and Liabilities:
Prepaid expenses and other current assets	(1,902)	(237,147)	(137,277)
Accounts payable and accrued expenses	841,464	305,108	1,809,163
Due to related party - accrued expenses	45,000	—	67,500
Income taxes payable	—	(78,800)	—
Net cash provided by operating activities	1,578,464	288,150	2,601,733
Cash Flows from Investing Activities
Deferred Acquisition costs	(1,020,697)	—	(1,020,697)
Investments held in Trust Fund	(969,953)	(1,008,762)	(55,439,968)
Net cash used in investing activities	(1,990,650)	(1,008,762)	(56,460,665)
Cash Flows from Financing Activities
Proceeds from sale of Common Stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	58,650,000
Proceeds from issuance of option	—	—	100
Proceeds or advances from note payable from related party	362,089	—	364,578
Payments of deferred offering costs	—	—	(5,176,634)
Net cash provided by financing activities	362,089	—	53,863,044
Net (decrease) increase in cash	(50,097)	(720,612)	4,112
Cash at beginning of the period	54,209	1,122,290	—

Cash at end of the period	$4,112	$401,678	$4,112
Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to Common Stock subject to possible conversion	$199,431	$201,652	$660,303
Income taxes paid	600	85,651	93,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

Paramount Acquisition Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

1.              Interim Financial Information, Organization and Business Operations

These unaudited condensed financial statements as of June 30, 2007, for the three and six months ended June 30, 2007, for the three and six months ended June 30, 2006, and for the period from June 1, 2005 (Inception) to June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 1,954,599 shares may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

2.              Going Concern and Management Plans

As of June 30, 2007, excluding investments held in the Trust Fund, the Company had a working capital deficiency of $2,099,852. To fund certain operating costs of the Company, an officer of the Company has advanced funds to the Company from, and made payments on behalf of the Company by one of his affiliates, Paramount BioCapital Asset Management, Inc. (See Note 4 — Related Party Transactions). There can be no assurance that the Company will consummate a business combination prior to October 27, 2007. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a plan of dissolution and return the funds held in the trust account to the holders of shares issued in the offering as described in Note 3 if a business combination is not completed prior to October 27, 2007.

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

4.              Related Party Transactions

The Company presently occupies office space provided by an affiliate of the Company’s chairman. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending upon the consummation of a Business Combination. For the three and six months ended June 30, 2006, the three and six months ended June 30, 2006 and for the period from June 1, 2005 (inception) to June 30, 2007 the Company has incurred expense totaling $22,500, $45,000, $22,500, $45,000 and $152,500, respectively, to such affiliate pursuant to this agreement. As of June 30, 2007, $67,500 is due to such affiliate pursuant to this office service agreement.

Additionally, such affiliate has advanced monies to the Company or made payments to vendors on behalf of the Company pursuant to a non-interest bearing note that is payable on demand. As of June 30, 2007, total amounts due to such affiliate for monies advanced or paid on behalf of the Company totaled $364,578. Amounts borrowed from, or advanced on our behalf by, such affiliate are repayable on demand without interest.

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

At June 30, 2007, 825,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and the underwriters’ Unit purchase option.

8.              Contribution Agreement

On August 25, 2006, the Company and BioValve Technologies, Inc. (“BioValve”), a privately-held innovator in life sciences, announced that they entered into a definitive agreement (“Contribution Agreement”) whereby the Company agreed to acquire a majority interest in Valeritas, LLC (“Valeritas”), the medical technologies subsidiary of BioValve.

On January 22, 2007, the Company and BioValve announced that they had agreed to terminate the Contribution Agreement and mutually release both parties from further claims. In connection therewith, approximately $898,000 of capitalized deferred acquisition costs were charged to operating expense during the year ended December 31, 2006.

9.              Stock Purchase Agreement

On June 1, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) among the Company, B.J.K. Inc., a New York corporation doing business as Chem Rx (“Chem Rx”), and the stockholders of Chem Rx (each a “Seller” and collectively, the “Sellers”).  Pursuant to the Stock Purchase Agreement, on the closing date, subject to stockholder approval, the Company will acquire 100% of the issued and outstanding common stock of Chem Rx (the “Stock Purchase”).  Chem Rx is an innovative provider of institutional pharmacy services in the New York area.  Paramount has agreed that, in connection with the closing, the Company will change its name to “Chem Rx Corporation.”

At the closing of the transactions contemplated by the Stock Purchase Agreement, the Company will pay $133 million in cash to the Sellers less (i) the amount of net indebtedness and transaction expenses in excess of thresholds set forth in the Stock Purchase Agreement as of the closing date, (ii) the amount payable to Steven Silva under the payment agreement described below and (iii) any amounts paid to Benny Salerno in connection with the acquisition by Chem Rx of the minority interest in Chem Rx/Salerno’s, LLC.  The cash portion of the purchase price is also subject to adjustment based on Chem Rx’s net worth as of the closing date.

At the closing, the Company will issue an aggregate of 1,500,000 newly issued shares of the Company’s common stock to the Sellers, and an additional 1,000,000 shares of the Company’s common stock in connection with the acquisition of Chem Rx New Jersey, LLC, an affiliated operating company of which 90% of the equity is owned by certain shareholders of Chem Rx.

The Company will pay the Sellers an additional amount of cash up to $12,500,000 and issue up to an aggregate of 9,000,000 newly issued shares of the Company’s common stock subject to the achievement of certain milestones with respect to Paramount’s EBITDA and share price following the closing under the Stock Purchase Agreement.

The Sellers will not have the right to acquire shares of the Company’s common stock as contingent stock consideration to the extent that after giving effect to any such issuance, the Sellers (together with their affiliates) would beneficially own in excess of 20% (the “Maximum Percentage”) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such issuance.  If the Company is obligated under the terms of the

Stock Purchase Agreement to issue to the Sellers shares of its common stock that would result in the Sellers owning more than the Maximum Percentage, then in lieu of issuing such shares, the Company may pay each Seller an amount in cash equal to the number of shares to which such Seller was entitled, multiplied by the average of the closing price for the Company’s common stock for a period of 30 consecutive trading days immediately preceding the date such shares became issuable to the Sellers.

As of June 30, 2007 a total of $1,020,697 has been capitalized as deferred acquisition costs related to the Stock Purchase Agreement.  This amount primarily consists of legal fees and other professional fees related to the negotiation, valuation and due diligence for the contemplated Stock Purchase Agreement.

10.       Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return, New York City tax return and state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2005 and 2006 and the six months ended June 30, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007.  As of June 30, 2007, Management believes that approximately $200,000 of potential tax liability could be due if the taxing authorities disagree with tax positions expected to be taken in our tax returns.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On June 1, 2007, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) among Paramount, B.J.K. Inc., a New York corporation doing business as Chem Rx (“Chem Rx”), and the stockholders of Chem Rx (each a “Seller” and collectively, the “Sellers”).  Pursuant to the Stock Purchase Agreement, on the closing date, subject to Paramount stockholder approval, we will acquire 100% of the issued and outstanding common stock of Chem Rx (the “Stock Purchase”).  Chem Rx is an innovative provider of institutional pharmacy services in the New York area.  We have agreed that, in connection with the closing, we will change our name to “Chem Rx Corporation”

At the closing of the transactions contemplated by the Stock Purchase Agreement (the “Transaction”), we will pay $133 million in cash to the Sellers less (i) the amount of net indebtedness and transaction expenses in excess of thresholds set forth in the Stock Purchase Agreement as of the closing date, (ii) the amount payable to Steven Silva under the payment agreement described below and (iii) any amounts paid to Benny Salerno in connection with the acquisition by Chem Rx of the minority interest in Chem Rx/Salerno’s, LLC.  The cash portion of the purchase price is also subject to adjustment based on Chem Rx’s net worth as of the closing date.   We will require additional financing in order to consummate the transactions contemplated by the Stock Purchase Agreement and pay out any shareholders who elect to exercise their IPO conversion rights and convert their shares to cash.  In connection therewith, we have received a commitment from a bank for up to $177 million of debt financing.  The bank’s commitment to lend us the funds we will need to close the Transaction is subject to the satisfaction of a number of conditions, including the Transaction having closed by October 27, 2007; the Transaction having been consummated pursuant to the terms of the Stock Purchase Agreement with no provision thereof having been waived, amended, supplemented or otherwise modified in a manner adverse to the lenders; the repayment of all of our and Chem Rx's pre-existing indebtedness for borrowed money; and there having not occurred any event, development or circumstance since December 31, 2006 that has caused or could reasonably be expected to have a “material adverse effect” on Chem Rx.  If we fail to satisfy these or any of the other conditions set forth in the commitment letter, we may not receive the necessary financing at the closing and we would be unable to close the Transaction.

At the closing, Paramount will issue an aggregate of 1,500,000 newly issued shares of Paramount common stock to the Sellers, and an additional 1,000,000 shares of Paramount common stock in connection with the acquisition of Chem Rx New Jersey, LLC, an affiliated operating company of which 90% of the equity is owned by certain shareholders of Chem Rx. In addition, we will pay the Sellers up to an additional $12,500,000 in cash and issue to them up to 9,000,000 additional shares of our common stock subject to achievement of certain EBITDA and stock price milestones following the closing.

Results of Operations for the Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2007

For the three months ended June 30, 2006, we had net income of $202,979 consisting of $479,594 of interest income on the trust fund and operating account offset by $276,615 of general, selling and administrative expense. The components of the general, selling and administrative expenses include $24,486 of travel related diligence expense for potential target company acquisitions, $9,556 for research database subscriptions for diligence on potential target company acquisitions, $124,490 of consulting fees for due diligence expenses pertaining to potential target company acquisitions, $39,518 of directors and officers liability insurance expense, $22,500 for office space and administrative expenses payable to Paramount BioCapital, approximately $17,819 of legal and accounting expenses pertaining to the SEC filings and other matters, $25,280 of expenses payable in connection with public relations and $12,966 for general corporate overhead.

For the three months ended June 30, 2007, we had net income of $391,776 consisting of $500,878 of interest income on the trust fund and operating account offset by $109,102 of general, selling and administrative expense. The components of the general, selling and administrative expenses include $21,243 of patent due diligence expenses pertaining to potential target company acquisitions, $33,270 of directors and officers liability insurance expense, $22,500 for office space and administrative expenses payable to Paramount BioCapital,  $29,863 of expenses payable in connection with public relations and $2,226 for general corporate overhead.

The overall net income for the three months ended June 30, 2007 increased by $188,797 compared to the three months ended June 30, 2006. This increase is mainly attributable to a decrease of approximately $137,000 of due diligence expense on potential targets for a business combination. This decrease in due diligence expense was the result of the Company focusing its due diligence on three acquisition candidates during the 2nd quarter of 2007. Upon the announcement of the Stock Purchase Agreement on June 1, 2007 all diligence expense was completed.  Certain expenses incurred during due diligence have been capitalized since the Company has identified an acquisition target.  Additionally, interest income earned for the trust and operating account increased by approximately $21,000 during the quarter as a result of higher interest rates earned.

Results of Operations for the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2007

For the six months ended June 30, 2006, we had net income of $298,989 consisting of $1,025,783 of interest income on the trust fund and operating account offset by $726,794 of general, selling and administrative expense. The components of the general, selling and administrative expenses include $109,284 of travel related diligence expense for potential target company acquisitions, $46,938 for research database subscriptions for diligence on potential target company acquisitions, $203,472 of consulting fees for due diligence expenses pertaining to potential target company acquisitions, $78,601 of directors and officers liability insurance expense, $45,000 for office space and administrative expenses payable to Paramount BioCapital, approximately $145,086 of legal and accounting expenses pertaining to the SEC filings and other matters, $25,280 of expenses payable in connection with public relations and $73,133 of franchise tax expense and general corporate overhead.

For the six months ended June 30, 2007, we had net income of $693,902 consisting of $970,312 of interest income on the trust fund and operating account offset by $275,810 of general, selling and administrative expense and $600 for income tax expense.  The components of the general, selling and administrative expenses include $21,243 of patent due diligence expense pertaining to potential target company acquisitions, $13,350 for research database subscriptions for diligence on potential target company acquisitions, $72,353 of directors and officers liability insurance expense, $45,000 for office space and administrative expenses payable to Paramount BioCapital,  $38,053 of expenses payable in connection with public relations, $30,400 of accounting fees in  connection with SEC reporting obligations and $55,411 of franchise tax expense and general corporate overhead.

The overall net income for the six months ended June 30, 2007 increased by $394,913 compared to the three months ended June 30, 2006. This increase is mainly attributable to a decrease of approximately $325,000 of due diligence expense on potential targets for a business combination. This decrease in due diligence expense was the result of the Company focusing its due diligence on three acquisition candidates during the period.  Upon the announcement of the contemplated Stock Purchase Agreement on June 1, 2007 all diligence expense was completed.  Certain expenses incurred during due diligence have been capitalized since the Company has identified an acquisition target.  Additionally, interest income earned for the trust and operating account decreased by approximately $55,000 during the period as a result of lower interest rates earned.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements and Note 1 of the Company’s Form 10-K filed for the fiscal year ended December 31, 2006 on April 2, 2007, which is referenced herewith. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Except for our adoption of  Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007 as described in Note 10, our significant accounting policies have remained unchanged from those used during its fiscal year ended December 31, 2006.

Liquidity and Capital Resources

$52,164,500 of the net proceeds of our initial public offering were deposited in trust, with the remaining net proceeds of $1,308,866 becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We used substantially all of the net proceeds of our initial public offering not held in trust to identify, evaluate and negotiate with prospective acquisition candidates (including with respect to the negotiating and structuring of the Contribution Agreement with BioValve, BTI and Valeritas).

We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business.  At June 30, 2007, we had cash outside of the trust fund of $4,112 and other current assets of $137,277 and total liabilities of $2,241,241. Our working capital deficiency (excluding investments held in trust) amounted to $2,099,852. In order to continue operations, an affiliate of our chairman, Paramount BioCapital, has advanced money to us and has made payments on our behalf.  As of June 30, 2007, the Company owed Paramount BioCapital $432,078, which consists of $67,500 accrued for administrative services and $364,578 of loans (including $9,578 of payments made on our behalf to our vendors).  Amounts borrowed from, or advanced on our behalf by, Paramount BioCapital, are repayable on demand without interest.

We have received commitments for a total of $177 million of debt financing from CIBC Inc. and CIBC World Markets Corp. (together, “CIBC”) consisting of a $90 million senior secured first lien term loan facility, a $20 million senior secured first lien delayed draw term loan facility, a $25 million senior secured first lien revolving credit facility and a $42 million senior secured second lien term loan facility. We will use the proceeds of the first lien term loans, along with the proceeds from the second lien term loans and the funds currently held by us in our trust account to finance the cash portion of the purchase price payable to the Sellers in the Transaction, to repay existing indebtedness of Chem Rx and to pay fees and expenses related to the Transaction and the financing. We expect that the total borrowings we will require at the time of closing will be approximately $127 million, assuming that none of our stokholders exercise their IPO conversion rights and approximately $138 million if the holders of 1,954,999 shares exercise their conversion rights (which is the maximum number of shares that may be converted). The loans will be secured by substantially all of our assets and Chem Rx's (and its subsidiaries’) assets. The credit facilities will also contain customary affirmative and negative covenants. The first lien credit facilities will contain a covenant regarding a minimum fixed charge coverage ratio and a maximum total leverage ratio (with step-ups and step-downs to be agreed). The second lien term loan facility will be limited to a covenant regarding a maximum total leverage ratio, which shall be less stringent than that applicable to the first lien credit facilities.

Our Certificate of Incorporation requires that we will take all actions necessary to liquidate in the event that we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (April 27, 2007), or 24 months from the consummation of our initial public offering (October 27, 2007) if certain criteria have been satisfied. On April 25, 2007, we announced that, pursuant to the provisions of our certificate of incorporation, we satisfied the criteria for extension set forth in the certificate of incorporation and accordingly we have until October 27, 2007 to complete a business combination.  We intend to consummate the Stock Purchase Agreement with Chem Rx prior to October 27, 2007.

Given our working capital deficiency, we would not be able to search for, negotiate or complete a business combination other than the proposed transaction with Chem Rx without obtaining additional funding.  Although an affiliate of our chairman, Paramount BioCapital, had advanced us money to pay certain of our operating expenses, Paramount BioCapital is under no obligation to continue to do so.  We could try to raise any required funds via a private offering of debt or equity securities, however, we have no current intention to enter into such a transaction and there is no guarantee that we would be successful in completing such fund raising on terms acceptable to us, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, until the completion of a business combination, we will not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.  If the effective interest rate were to decrease by 100 basis points, our potential earnings would decrease by approximately $46,000 per month.  We are not engaged in any hedging transactions as of June 30, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

2.1

Stock Purchase Agreement, dated June 1, 2007, among Paramount Acquisition Corp. (“Paramount”), B.J.K. Inc. and the stockholders of B.J.K. Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 4, 2007).

2.2

Agreement and Plan of Merger by and among Paramount, Paramount Merger Sub (NJ), Inc., Chem Rx New Jersey, LLC, B.J.K. Inc. and the members of Chem Rx New Jersey, LLC, dated as of June 15, 2007 (incorporated by reference to the Current Report on Form 8-K filed on June 21, 2007).

4.1	Promissory Note, dated April 1, 2007.

10.1	Letter Agreement, dated April 21, 2007, between Paramount and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.2	Employment Agreement, dated June 1, 2007, among Paramount and Jerry Silva (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2007).

10.3	Employment Agreement, dated June 1, 2007, among Paramount and Steven Silva (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed on June 4, 2007).

10.4	Employment Agreement, dated June 15, 2007, among Paramount and Chuck Kelly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2007).

10.5	Employment Agreement, dated June 15, 2007, among Paramount and Michael Segal (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed on June 21, 2007).

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT ACQUISITION CORP.

Dated: August 14, 2007

/s/ J. Jay Lobell
J. Jay Lobell
Chief Executive Officer (Principal
Executive and Financial and Accounting
Officer)

Exhibit Index

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated June 1, 2007, among Paramount Acquisition Corp. (“Paramount”), B.J.K. Inc. and the stockholders of B.J.K. Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 4, 2007).

2.2

Agreement and Plan of Merger by and among Paramount, Paramount Merger Sub (NJ), Inc., Chem Rx New Jersey, LLC, B.J.K. Inc. and the members of Chem Rx New Jersey, LLC, dated as of June 15, 2007  (incorporated by reference to the Current Report on Form 8-K filed on June 21, 2007).

4.1	Promissory Note, dated April 1, 2007.

10.1	Letter Agreement, dated April 21, 2007, between Paramount and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.2	Employment Agreement, dated June 1, 2007, among Paramount and Jerry Silva (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2007).

10.3	Employment Agreement, dated June 1, 2007, among Paramount and Steven Silva (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed on June 4, 2007).

10.4	Employment Agreement, dated June 15, 2007, among Paramount and Chuck Kelly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2007).

10.5	Employment Agreement, dated June 15, 2007, among Paramount and Michael Segal (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed on June 21, 2007).

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.