Form 10-Q
period 2007-09-30
Paramount Acquisition Corp
filed 2007-11-14
CIK 1330487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to

Commission File Number 000-51518

Chem Rx Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-2938469 (I.R.S. Employer Identification No.)

750 Park Place
Long Beach, NY 11561
(Address of Principal Executive Office)
 (516) 889-8770
(Registrant's Telephone Number, Including Area Code)

Paramount Acquisition Corp.
787 Seventh Avenue, 48th Floor
New York, NY 10019
(Former Name and Address of Registrant, if changed since last report)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 14, 2007, 13,762,915 shares of common stock, par value $.0001 per share, were issued and outstanding.

Contents

Page
Part I: Financial Information:	3
Item 1—Financial Statements	3
Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006, and for the Period from June 1, 2005 (inception) to September 30, 2007 (Unaudited)	4
Condensed Statement of Changes in Stockholders' Equity for the Period from June 1, 2005 (Inception) to September 30, 2007 (Unaudited)	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006, and for the Period from June 1, 2005 (Inception) to September 30, 2007 (Unaudited)	6
Notes to Condensed Financial Statements	7
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operation	17
Item 3—Quantitative and Qualitative Disclosures about Market Risk	21
Item 4—Controls and Procedures	21
Part II. Other Information	23
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6—Exhibits	23
Signatures	25
Exhibit Index	26

Part I: Financial Information

Item 1 - Financial Statements

Chem Rx Corporation
(f/k/a/ Paramount Acquisition Corp.,
a development stage enterprise)
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,704	$54,209
Investments held in Trust Fund	55,944,387	54,470,015
Prepaid expenses and other current assets	113,373	135,375

Total current assets	56,064,464	54,659,599
Deferred financing costs	396,400	—
Deferred acquisition costs	1,725,080	—

Total assets	$58,185,944	$54,659,599

Liabilities and Stockholders' Equity
Current liabilities:
Note payable—related party	$599,118	$—
Due to related party—accrued expenses	90,000	24,989
Accounts payable and accrued expenses	2,884,438	967,699

Total current liabilities	3,573,556	992,688

Common stock subject to possible conversion, 1,954,999 shares at conversion value (including 637,085 shares which as of the acquisition date were converted into cash)	11,188,871	10,888,556

Commitment and Contingencies
Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 40,000,000 shares issued and outstanding 11,900,000 shares (less 1,954,999 subject to possible conversion of which 637,085 shares as of the acquisition date were converted into cash)	996	996
Additional paid-in capital	42,308,599	42,608,914
Earnings accumulated during development stage	1,113,922	168,445

Total stockholders' equity	43,423,517	42,778,355

Total liabilities and stockholders' equity	$58,185,944	$54,659,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

Chem Rx Corporation
(f/k/a/ Paramount Acquisition Corp.,
a development stage enterprise)
Condensed Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006
And for the Period from June 1, 2005 (inception) to September 30, 2007

	For the three months ended September 30,		For the nine months ended September 30,		Period from June 1, 2005 (inception) to September 30, 2007
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$—
General, selling and administrative expenses	252,845	251,944	528,655	978,738	2,694,515

Operating loss	(252,845)	(251,944)	(528,655)	(978,738)	(2,694,515)
Interest income	504,420	469,126	1,474,732	1,494,909	3,810,937

Income before income taxes	251,575	217,182	946,077	516,171	1,116,422
Provision for income taxes	—	—	(600)	—	(2,500)

Net income	251,575	217,182	945,477	516,171	1,113,922
Accretion of Trust Fund relating to common stock subject to possible conversion	(100,884)	(92,967)	(300,315)	(294,619)	(761,187)

Net income attributable to other common stockholders	$150,691	$124,215	$645,162	$221,552	$352,735

Weighted average shares outstanding	9,945,001	9,945,001	9,945,001	9,945,001

Basic and diluted income per share	$0.02	$0.01	$0.06	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

Chem Rx Corporation
(f/k/a/ Paramount Acquisition Corp.,
a development stage enterprise)
Condensed Statement of Changes in Stockholders' Equity (unaudited)
For the Period of June 1, 2005 (inception) to September 30, 2007

	Common Stock			Earnings accumulated during development stage
			Additional paid- in capital		Total stockholders' equity
	Shares	Amount
Balance, June 1, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	2,125,000	213	24,787	—	25,000
Sale of 9,775,000 units, net of underwriters' discount and offering expenses amounting to $5,176,634 (includes 1,954,999 shares subject to possible conversion of which 637,085 shares as of the acquisition date were converted into cash)	9,775,000	978	53,472,388	—	53,473,366
Proceeds subject to possible conversion of 1,954,999 shares (including 637,085 shares which as of the acquisition date were converted into cash)	—	(195)	(10,427,488)	—	(10,427,683)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(71,711)	—	(71,711)
Net income for the period from June 1, 2005 (inception) to December 31, 2005	—	—	—	185,122	185,122

Balance, December 31, 2005	11,900,000	996	42,998,076	185,122	43,184,194
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(389,162)	—	(389,162)
Net loss for the year ended December 31, 2006	—	—	—	(16,677)	(16,677)

Balance, December 31, 2006	11,900,000	996	42,608,914	168,445	42,778,355
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(300,315)	—	(300,315)
Net income for the nine months ended September 30, 2007	—	—	—	945,477	945,477

Balance, September 30, 2007 (unaudited)	11,900,000	$996	$42,308,599	$1,113,922	$43,423,517

The accompanying notes are an integral part of these unaudited condensed financial statements.

Chem Rx Corporation
(f/k/a/ Paramount Acquisition Corp.,
a development stage enterprise)
Condensed Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2007 and 2006
and For the Period from June 1, 2005 (inception) to September 30, 2007

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Period from June 1, 2005 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net income	$945,477	$516,171	$1,113,922
Changes in Operating Assets and Liabilities:
Prepaid expenses and other current assets	22,002	129,611	(113,373)
Accounts payable and accrued expenses	1,916,739	651,805	2,884,438
Due to related party—accrued expenses	65,011	—	90,000
Income taxes payable	—	(91,900)	—

Net cash provided by operating activities	2,949,229	1,205,687	3,974,987

Cash Flows from Investing Activities
Deferred acquisition costs	(1,725,080)	(660,000)	(1,725,080)
Deferred financing costs	(396,400)	—	(396,400)
Investments held in Trust Fund	(1,474,372)	(1,473,829)	(55,944,387)

Net cash used in investing activities	(3,595,852)	(2,133,829)	(58,065,867)

Cash Flows from Financing Activities
Proceeds from sale of Common Stock to initial stockholders	—	—	58,650,000
Gross proceeds from initial public offering	—	—	25,000
Proceeds from issuance of option	—	—	100
Proceeds or advances from note payable from related party	599,118	—	599,118
Payments of deferred offering costs	—	—	(5,176,634)

Net cash provided by financing activities	599,118	—	54,097,584

Net (decrease) increase in cash	(47,505)	(928,142)	6,704
Cash at beginning of the period	54,209	1,122,290	—

Cash at end of the period	$6,704	$194,148	$6,704

Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to Common Stock subject to possible conversion	$300,315	$294,619	$761,187
Income taxes paid	600	93,309	93,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

Chem Rx Corporation
(f/k/a/ Paramount Acquisition Corp.,
a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

1. Interim Financial Information, Organization and Business Operations

        These unaudited condensed financial statements as of September 30, 2007, for the three and nine months ended September 30, 2007, for the three and nine months ended September 30, 2006, and for the period from June 1, 2005 (Inception) to September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

        These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Form 10-KSB of Chem Rx Corporation, formerly known as Paramount Acquisition Corp. (the "Company"), for the fiscal year ended December 31, 2006, which was filed on April 2, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2006 financial statements.

        The condensed financial statements of the Company pre-date the acquisition of B.J.K., which is described below, and therefore do not reflect the financial condition of B.J.K. Inc. or its subsidiaries and affiliates.

        The Company was incorporated in Delaware on June 1, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

        All activity from June 1, 2005 through October 27, 2005 related to the Company's formation and initial public offering is described below. Between October 28, 2005 and October 26, 2007, the Company's operations were limited to identifying a target business and completing a business combination, which was consummated on October 26, 2007, after the date of these unaudited financial statements. The Company has selected December 31 as its fiscal year end.

        The registration statement for the Company's initial public offering ("Offering") was declared effective October 21, 2005 with respect to the 8,500,000 units ("Units") sold at $6 per unit. The Company consummated the Offering on October 27, 2005. In addition, on October 31, 2005 and November 1, 2005, the Company sold an additional 1,275,000 Units at $6 per unit pursuant to an over-allotment option for the Offering, receiving total gross proceeds of $58,650,000 for the entire offering.

        The Company's management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry ("Business Combination").

        An aggregate of $52,164,500 (including the over-allotment option described in Note 2), before any interest earned, was deposited in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds of $1,308,866 (initial amount not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

        On October 26, 2007, the Company consummated a Business Combination by acquiring all of the issued and outstanding capital stock of B.J.K. Inc., a New York corporation doing business as Chem Rx ("Chem Rx") (see Notes 8 and 10 below).

2. Initial Public Offering

        On October 27, 2005, the Company sold 8,500,000 Units in the Offering at $6.00 per Unit. On October 31, 2005 and November 1, 2005 the Company sold an additional aggregate 1,275,000 Units pursuant to an over-allotment option of the Offering. The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000. After payments of all offering costs, the net proceeds to the Company amounted to $53,473,366. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable common stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants became exercisable upon the closing of the acquisition of Chem Rx on October 26, 2007. The Warrants will be redeemable by the Company, upon prior written consent of the representative of the underwriters in the offering (the "Representative"), at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Warrants underlying such Units are exercisable at $6.25 per share. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this option at the date of issuance was approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The holders of such Warrants shall not be entitled to receive net cash settlement of the Warrants and in no event will the Company be required to net cash settle the Warrants.

        The Company's Warrants will not be exercisable and the Company will not be obligated to issue shares of common stock upon the Warrants' exercise unless at the time a Warrant holder seeks to exercise a Warrant, either a registration statement under the Securities Act of 1933 with respect to the Company's common stock is effective or an exemption from the registration requirements of the Securities Act is available. Under the terms of the Warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (as agent for the Warrant holders), the Company has agreed to use its best efforts to meet these conditions and to maintain the effectiveness of such a registration statement until the expiration of the Warrants. If the Company is unable to do so, holders of the Warrants may be unable to exercise the Warrants and the Company will not be required to settle any exercise of the Warrants. In that case, the Warrants may have no value, the market for such Warrants may be limited and such Warrants may expire worthless.

3. Related Party Transactions

The Company

        The Company's initial directors agreed with the Representative that, after consummation of the Offering and within the first three month period after separate trading of the Warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to $1,750,000 of Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. Pursuant to this commitment, the initial directors purchased an aggregate of 883,000 Warrants at prices ranging from $.667 to $.70 per Warrant.

        In January 2007, two of the Company's initial directors (J. Jay Lobell and Lindsay Rosenwald) entered into a personal Warrant purchase plan to collectively purchase up to an additional 1,000,000 Warrants in the public marketplace at prices not to exceed $.64 per Warrant. The purchase plan was completed during February 2007, resulting in the purchase of 1,000,000 Warrants pursuant to such purchase plan.

        To fund certain operating costs of the Company, Lindsay A. Rosenwald, formerly Chairman of the board of directors of the Company, advanced funds to the Company from, and made payments on behalf of the Company by, one of his affiliates, Paramount BioCapital Asset Management, Inc. ("Paramount BioCapital"), pursuant to a non-interest bearing note. As of September 30, 2007, total amounts due to such affiliate totaled $599,118. A total of $682,882 of such advances was owed to Paramount BioCapital as of October 26, 2007, all of which was repaid at the closing of the acquisition of Chem Rx. Lindsay A. Rosenwald resigned as Chairman and a member of the board of directors of the Company effective as of the closing of the acquisition of Chem Rx.

        Prior to the consummation of the acquisition of Chem Rx on October 26, 2007, the Company occupied office space provided by an affiliate of the Company's chairman. The Company paid such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending on October 26, 2007. For the three and nine months ended September 30, 2007, the three and nine months ended September 30, 2006 and for the period from June 1, 2005 (inception) to September 30, 2007 the Company has incurred expense totaling $22,500, $67,500, $22,500, $67,500 and $175,000, respectively, to such affiliate pursuant to this agreement. As of September 30, 2007, $90,000 was due to such affiliate pursuant to this office service agreement. A total of $95,000 was outstanding under such agreement as of October 26, 2007, all of which was paid at the closing of the acquisition of Chem Rx.

Put Option Agreements

        Jerry Silva, the Company's Chief Executive Officer, and Steven Silva, the Company's Chief Operating Officer (together, the "Silvas"), entered into separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase shares of the Company's common stock from them at a specified time and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company's common stock and caused those shares to be voted in favor of the Transaction (as defined in Note 8) at the special meeting of the Company's stockholders. A total of 5,172,749 shares of the Company's common stock that were purchased by such investors and voted in favor of the Transaction at the special meeting are subject to such put options. A description of the terms of the put option agreements is included in the proxy supplement filed by the Company on October 17, 2007.

Chem Rx

        Chem Rx leased a 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co., LLC (the "Long Beach Landlord") under a lease agreement that expired December 31, 2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva's wife. Mark Baldinger was a former stockholder of Chem Rx. Under the lease, Chem Rx paid rent at the monthly rate of $125,000, increasing to $150,000 on January 1, 2010, $175,000 on January 1, 2013, $200,000 on January 1, 2016 and $225,000 on January 1, 2019. Chem Rx was a guarantor of a mortgage loan obligation of the Long Beach Landlord in the original amount of $3.3 million, which had a balance of $2.9 million as of October 3, 2007. The Chem Rx guaranty of this loan obligation was released prior to the closing of the Transaction. Jerry Silva, Rosalie Silva and Steven Silva currently earn annual profits of approximately $385,000, $385,000 and $55,000, respectively, from their ownership interests in the Long Beach Landlord. These amounts are net of annual mortgage payments of approximately $353,000 and other operating expenses. Under the lease, Chem Rx, as tenant, was obligated to pay the real estate taxes relating to the premises. Chem Rx paid $247,011 in annual real estate taxes during 2006 with respect to the Long Beach facility. Upon the closing of the Transaction, Chem Rx has entered into an amended and restated lease agreement with 750 Park Place Realty Co., LLC, which includes identical rental provisions.

        During 2006, Jerry Silva, Chem Rx's Chief Executive Officer, and Rosalie Silva, Jerry Silva's wife, loaned $5,375,000 to ChemRx New Jersey, LLC. This obligation was evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. Ninety percent of the ownership interests of ChemRx New Jersey, LLC were owned by Jerry Silva and Steven Silva. In connection with the closing of the Transaction, ChemRx New Jersey, LLC became a wholly owned subsidiary of the Company. During 2006, Chem Rx loaned $3,000,000 to ChemRx New Jersey, LLC. This obligation was evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. At the closing of the Transaction, a total of $5,040,000 of net indebtedness owned by ChemRx NJ to Jerry Silva was repaid.

        Chem Rx employed Jerry Silva as its Chairman, President and Chief Executive Officer, and Steven Silva as Executive Vice President and Chief Operating Officer. For the fiscal year ended December 31, 2006, Chem Rx paid Jerry Silva a salary of $605,000 and a bonus of $1,050,000, and Steven Silva a salary of $735,000 and a bonus of $1,050,000. The current annual salaries of Jerry Silva and Steven Silva are $635,000 and $750,000, respectively. As of the closing of the Transaction Jerry Silva and Steven Silva are employed by the Company. Pursuant to their employment agreements with the Company, which become effective upon the closing of the Transaction, Jerry Silva and Steven Silva will each earn annual salaries of $500,000 with the opportunity to earn a bonus of up to $250,000 annually in the discretion of the board of directors of the Company.

        Chem Rx employed certain family members of Jerry Silva and Steven Silva. The amounts paid to these family members for the fiscal year ended December 31, 2006, their position with Chem Rx and their relationships to Jerry Silva or Steven Silva, are as follows:

  •
  Rosalie Silva, who is Jerry Silva's wife, was employed as Director of Special Events. During 2006, Ms. Silva received a $115,200 salary and no bonus.

  •
  Jody Silva Falk, who is the daughter of Jerry Silva and Rosalie Silva, was employed as Manager of Adult Care and Addiction Treatment Services. During 2006, Ms. Falk received a $271,500 salary and $50,000 bonus.

  •
  Shanna Silva, who is Steven Silva's wife, was employed as Director of Special Events. During 2006, Ms. Silva received a $13,402 salary and no bonus.

  •
  Jeffrey Falk, who is Jody Silva Falk's husband, was employed as Associate Vice President of Information Technology. During 2006, Mr. Falk received a $185,589 salary and $7,000 bonus.

        Shanna Silva, Jody Silva Falk and Jeffrey Falk worked under the direct supervision of Steven Silva. Rosalie Silva worked under the direct supervision of Jerry Silva.

        Following the closing of the Transaction, Jody Silva Falk and Jeffrey Falk became full time employees of the Company at their current levels of compensation. Rosalie Silva and Shanna Silva are not employed by Chem Rx following the closing of the Transaction.

        Chem Rx has previously made loans to Long Beach Chemists, a business that was owned by Jerry Silva until September 2006, and is currently owned by Rosalie Silva, Steven Silva and the estate of Mark Baldinger.

        During October 2006, Chem Rx purchased all of the shares of the outstanding common stock of Chem Rx owned by the estate of an employee and stockholder who died during 2006. The purchase price was $18,000,000, of which $10,000,000 was funded by the proceeds of a key man life insurance policy. The estate held 27.5% of the equity of B.J.K. Inc. The price paid for the shares, given the percentage of the Chem Rx equity represented by the shares, reflected an implied valuation of Chem Rx of approximately $65.5 million. However, the Chem Rx board of directors did not obtain an independent valuation of the shares or of Chem Rx for this purpose. The price paid was the result of negotiations with the representatives of the estate.

        In connection with the closing of the Transaction, Jerry Silva and Steven Silva agreed to pay Marcum & Kliegman LLP ("M&K") a fee of $5,000,000, which was contingent on the closing of the Transaction, for the rendering of financial advisory services to the Silva family. M&K was the independent accounting firm who audited Chem Rx's financial statements as of December 31, 2004 and December 31, 2005 and for the fiscal years then ended. In early February 2007, M&K and the Silva family entered into an informal agreement for such financial advisory services, and M&K simultaneously resigned as the independent accounting firm of Chem Rx. Such financial advisory services commenced in early February 2007 and continued until the closing of the Transaction. The fiscal year ended December 31, 2006 financial statements were audited by KGS LLP. In addition, M&K was the independent registered public accountant for the Company for the period from inception (June 1, 2005) to December 31, 2005 and for the year ended December 31, 2006. M&K declined to stand for re-election as the independent registered public accountant of the Company on May 1, 2007. KGS LLP was appointed as the Company independent registered public accountant on May 2, 2007.

4. Commitment and Contingencies

        The initial stockholders of the Company are entitled to registration rights with respect to their founding shares pursuant to an agreement dated October 21, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to October 21, 2008. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to October 21, 2008.

        Pursuant to an agreement dated October 26, 2007, the Sellers (as defined in Note 8) are entitled to certain piggyback and demand registration rights with respect to the shares of the Company's common stock that they were issued as part of their compensation under the Stock Purchase Agreement.

        Under the Stock Purchase Agreement, the Company will pay the Sellers an additional amount of cash up to $12,500,000 and issue up to an aggregate of 9,000,000 newly issued shares of its common stock subject to the achievement of certain milestones with respect to the Company's EBITDA and share price following the closing under the Stock Purchase Agreement.

5. Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors

6. Common Stock

        At September 30, 2007, 825,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and the underwriters' Unit purchase option.

7. Contribution Agreement

        On August 25, 2006, the Company and BioValve Technologies, Inc. ("BioValve"), a privately-held innovator in life sciences, announced that they entered into a definitive agreement ("Contribution Agreement") whereby the Company agreed to acquire a majority interest in Valeritas, LLC ("Valeritas"), the medical technologies subsidiary of BioValve.

        On January 27, 2007, the Company and BioValve announced that they had agreed to terminate the Contribution Agreement and mutually release both parties from further claims. In connection therewith, approximately $898,000 of capitalized deferred acquisition costs were charged to operating expense during the quarter ended December 31, 2006.

8. Stock Purchase Agreement

        On June 1, 2007, Paramount Acquisition Corp. ("Paramount") entered into a Stock Purchase Agreement (as amended on October 8, 2007, the "Stock Purchase Agreement") among Paramount, Chem Rx, and the stockholders of Chem Rx (each a "Seller" and collectively, the "Sellers"). Pursuant to the Stock Purchase Agreement, on October 26, 2007, Paramount acquired 100% of the issued and outstanding common stock of Chem Rx. The acquisition of Chem Rx pursuant to the Stock Purchase Agreement and the related transactions are referred to as the "Transaction". Chem Rx is an innovative provider of institutional pharmacy services in the New York area. In connection with the closing, Paramount changed its name to "Chem Rx Corporation."

        At the closing, the Company issued an aggregate of 1,500,000 newly issued shares of its common stock to the Sellers, and an additional 1,000,000 shares of Paramount common stock in connection with the acquisition of Chem Rx New Jersey, LLC, an affiliated operating company of which 90% of the equity is owned by certain shareholders of Chem Rx. At the closing of the Transaction, the Company paid the Sellers: (i) $107,411,680.92 in cash;; and (ii) $8,258,748.47 in subordinated notes ("Subordinated Notes"). As a result of the Transaction, Paramount also refinanced a total of $36,665,333.38 of outstanding indebtedness of Chem Rx (net of cash), including to repay a total of $5,040,000 of net indebtedness owed by ChemRx NJ to Jerry Silva.

        In addition to the above payments, the Company is obligated to pay a transaction bonus to Steven Silva of $5,800,000 and an aggregate of $5,200,000 of transaction bonuses to other senior employees of Chem Rx..

        During June 2007, the Company obtained a commitment from CIBC for up to $162 million of financing in connection with the consummation of the Stock Purchase Agreement. As of September 30, 2007, a total of $396,400 has been capitalized as deferred financing costs related to the professional fees and other costs to obtain the bank loan commitment.

        Under the Stock Purchase Agreement, the Company will pay the Sellers an additional amount of cash up to $12,500,000 and issue up to an aggregate of 9,000,000 newly issued shares of its common stock subject to the achievement of certain milestones with respect to the Company's EBITDA and share price following the closing under the Stock Purchase Agreement.

        The Sellers will not have the right to acquire shares of the Company's common stock as contingent stock consideration to the extent that after giving effect to any such issuance, the Sellers (together with their affiliates) would beneficially own in excess of 20% (the "Maximum Percentage") of the number of shares of Paramount common stock outstanding immediately after giving effect to such issuance. If the Company is obligated under the terms of the Stock Purchase Agreement to issue to the Sellers shares of the Company's common stock that would result in the Sellers owning more than the Maximum Percentage, then in lieu of issuing such shares, the Company may pay each Seller an amount in cash equal to the number of shares to which such Seller was entitled, multiplied by the average of the closing price for the Company's common stock for a period of 30 consecutive trading days immediately preceding the date such shares became issuable to the Sellers.

        As of September 30, 2007 a total of $1,725,080 has been capitalized as deferred acquisition costs related to the Stock Purchase Agreement. This amount primarily consists of legal fees for the proxy filing with the SEC and other professional fees related to the negotiation, valuation and due diligence for the contemplated Stock Purchase Agreement.

9.    Uncertain Tax Positions

        Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return, New York City tax return and state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. The Company's evaluations were performed for tax years ended 2005 and 2006, and the nine months ended September 30, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. As of September 30, 2007, management believes that approximately $290,000 of potential tax liability could be due if the taxing authorities disagree with tax positions expected to be taken in our tax returns.

10.    Subsequent Events

        On October 22, 2007, the Stock Purchase Agreement received shareholder approval. Of the 11,091,153 shares of the Company's common stock that were voted at the special meeting (representing approximately 93.2% of the shares entitled to vote on the Transaction), 10,393,068, or approximately 87.3% of the total shares outstanding, voted in favor of the Transaction. A total of 637,085 shares issued in the Company's initial public offering voted against the Transaction, all of which elected to convert their shares into a pro rata portion of the IPO trust account. On October 30, 2007, an aggregate of $3,653,833.49 was released from the IPO trust account to pay such converting shareholders.

        On October 26, 2007, the Company consummated the Transaction pursuant to the Stock Purchase Agreement. Immediately prior to the closing of the Transaction, the Company changed its name from Paramount Acquisition Corp. to "Chem Rx Corporation".

        Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding stock of Chem Rx from the Sellers and 100% of the membership interests of ChemRx New

Jersey, LLC ("ChemRx NJ") from Jerry Silva, Steven Silva and Michael Segal (collectively, the "NJ Sellers"). Following the closing of the Transaction, the Company contributed the membership interest of ChemRx NJ to Chem Rx, such that ChemRx NJ is not a wholly-owned subsidiary of Chem Rx.

        At the closing of the Transaction, the following consideration was paid by Paramount to the Sellers and the NJ Sellers:

  •
  $107,411,680.92 in cash;

  •
  2,500,000 newly-issued shares of the Company's common stock; and

  •
  $8,258,748.47 in subordinated notes.

        As a result of the Transaction, Paramount also refinanced a total of $36,665,333.38 of outstanding indebtedness of Chem Rx (net of cash), including to repay a total of $5,040,000 of net indebtedness owed by ChemRx NJ to Jerry Silva.

        In addition to the above payments, the Company is obligated to pay a transaction bonus to Steven Silva of $5,650,000 and an aggregate of $5,350,000 of transaction bonuses to other senior employees of Chem Rx.

        As a result of the Transaction, the Sellers and the NJ Sellers collectively own approximately 18.2% of the Company's outstanding common stock, and the stockholders of Paramount who voted for the Transaction at the special meeting of Paramount stockholders (the "Special Meeting") own approximately 81.8% of the Company's outstanding common stock. Upon consummation of the Transaction, after taking into account the 2,500,000 shares issued as consideration to the Sellers and the NJ Sellers and the 637,085 shares of former Paramount common stock converted into their pro rata portion of the Trust Account, the Company has 13,762,915 issued and outstanding shares of common stock.

        Contemporaneously with the closing of the Transaction, Chem Rx acquired the 8.82352% minority interest in Chem Rx's subsidiary ChemRx/Salerno's, LLC from Benny Salerno for a total of $300,000 in cash.

        The Company entered into a First Lien Credit and Guaranty Agreement and a Second Lien Credit and Guaranty Agreement, each of which are dated as of October 26, 2007, by and among the Company, certain subsidiaries of the Company as Guarantors, various Lenders, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent (together, the "Credit Agreements"). At the closing, the Company borrowed $121 million under the Credit Agreements to finance the cash portion of the purchase price payable to the Sellers and to pay transaction-related fees and expenses. The interest rate on the loans under the Credit Agreements is equal to, at the option of the Company, either ABR plus an applicable margin or the Eurodollar Rate plus an applicable margin. The applicable margin under the first lien credit facilities equals 4.00% in the case of the Eurodollar and 3.00% in the case of ABR loans, and under the second lien credit facilities equals 8.00% in the case of the Eurodollar and 7.00% in the case of ABR loans. There are no prepayment penalties for optional prepayments of the first lien facility (except that Eurodollar loans will be subject to customary breakage costs), and the following call premiums apply for optional prepayments on the second lien facility: 3.00% premium if prepaid in the first 12-months following the closing of the Transaction; 2.00% premium if prepaid in the second 12-months following the closing of the Transaction; 1.00% premium if prepaid in the third 12-months following the closing of the Transaction; and no call premium thereafter. In order to secure the Company's obligations to the lenders under the Credit Agreements, the Company also entered into a First Lien Pledge and Security Agreement and a Second Lien Pledge

and Security Agreement, each of which are dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent (together, the "Pledge Agreements"). The Credit Agreements and the Pledge Agreements each contain representations, warranties and covenants (including financial covenants) customary with such arrangements. Fees were paid that are customary for these types of transactions.

        Pursuant to the Amendment to the Stock Purchase Agreement, dated as of October 8, 2007, among Paramount, Chem Rx and the Sellers, at the Closing of the Transaction, the Company issued unsecured subordinated promissory notes (the "Subordinated Notes") to each of the Sellers in an aggregate principal amount of $8,258,748.47. The Subordinated Notes issued by us to the Sellers will accrue interest at a rate of 10% per annum, payable quarterly. Such interest will be paid in-kind and not in cash, meaning that the outstanding principal amount of each Subordinated Note will be increased by the amount of unpaid interest, and the principal amount will thereafter be deemed to have increased by the amount of such unpaid interest. The interest rate on the Subordinated Notes is substantially the same as the blended average (between the first and second lien) interest rate expected under the Company's senior secured credit facilities (although the interest rate on the Subordinated Notes will be fixed and not floating). The Subordinated Notes will be subordinated and junior in right of payment to all of the obligations under the Company's credit facilities and certain refinancings thereof. The Company may not make any payment in respect of the Subordinated Notes (other than by way of in-kind interest payments and except as provided in the following sentence) until the date that the commitments under the Company's credit facilities have terminated and all amounts outstanding thereunder have been paid in full. The Subordinated Notes must be prepaid in full upon the date that the commitments under our credit facilities have terminated and all amounts.

        In addition to consummating the Stock Purchase Agreement, Paramount also amended and restated its certificate of incorporation in order to (i) change Paramount's name to "Chem Rx Corporation", (ii) provide for a new classified board, split into three classes as nearly equal in number as possible, with initial terms expiring in 2008, 2009 and 2010, respectively, with subsequent terms of three years, (iii) increase Paramount's authorized capital to 151,000,000 shares of which 150,000,000 shares will be common stock and 1,000,000 shares will be blank check preferred stock and (iv) eliminate certain provisions that are applicable to Paramount only prior to its completion of a business combination. The increased authorized capital of the Company includes the 9,000,000 shares of its common stock that have been reserved for and will be issued to the Sellers subject to the achievement of certain milestones with respect to the Company's EBITDA and share price following the closing under the Stock Purchase Agreement.

        As described in Note 3, the Silvas entered into separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase shares of the Company's common stock from them at a specified time and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company's common stock and caused those shares to be voted in favor of the Transaction at the Special Meeting. A total of 5,172,749 shares of the Company's common stock that were purchased by such investors and voted in favor of the Transaction at the Special Meeting are subject to such put options.

        At the closing of the Transaction, the Company entered into a registration rights agreement with the Sellers, dated as of October 26, 2007, a description of which is found in Note 4. The Company also entered into a Voting Agreement with the Sellers and certain other stockholders of Paramount, pursuant to which, among other things, Paramount agreed to take such actions as are within

Paramount's control to provide for the board of directors to consist of seven members (or nine members, if Paramount is required to designate additional independent directors) and to enable the election to the board of the persons to be designated to the board.

        At the closing of the Transaction, Chem Rx entered into an amended and restated lease agreement with 750 Park Place Realty Co., LLC, for a facility in Long Beach, New York. See Note 3 for a description of the lease.

        For a more complete discussion of the Transaction and the other subsequent events, see our Current Report on Form 8-K dated November 1, 2007 and Definitive Proxy Statement filed with the SEC on October 3, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

        All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

        We were formed on June 1, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

        On October 27, 2005, we sold 8,500,000 units in our initial public offering at $6.00 per unit. On October 31, 2005 and November 1, 2005 we sold an additional aggregate 1,275,000 units pursuant to an over-allotment option of the offering. The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000. After payments of all offering costs, the net proceeds to us amounted to $53,473,366. Each unit consists of one share of our common stock, $.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing on October 26, 2007 and expiring four years from the effective date of the offering. The warrants will be redeemable by us, upon prior written consent of the Representative, at a price of $.01 per warrant upon 30 days' notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with our initial public offering, we issued an option, for $100, to the Representative to purchase 425,000 units at an exercise price of $7.50 per unit. The warrants underlying such units are exercisable at $6.25 per share. We have accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimate that the fair value of this option at the date of issuance was approximately $922,250 ($2.17 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. All activity from June 1, 2005 through October 27, 2005 related to the Company's formation and initial public offering. Between October 28, 2005 and October 26, 2007, the Company's operations were limited to identifying a target business and completing a business combination. The Company has selected December 31 as its fiscal year end..

        On August 25, 2006, we and BioValve Technologies, Inc. ("BioValve"), a privately-held innovator in life sciences, announced that we had entered into a definitive agreement ("Contribution Agreement") whereby we agreed to acquire a majority interest in Valeritas, LLC ("Valeritas"), the medical technologies subsidiary of BioValve. On January 22, 2007, we and BioValve announced that we had agreed to terminate the Contribution Agreement and mutually release each other from further claims. In connection therewith, all of the capitalized expenses in connection with the Valeritas transaction amounting to approximately $898,000 were charged to expense for the year ended December 31, 2006.

        On April 25, 2007, we announced that, pursuant to the provisions of our certificate of incorporation, we have until October 27, 2007 to complete a business combination, having satisfied the criteria for extension set forth in our certificate of incorporation.

        On June 1, 2007, we entered into the Stock Purchase Agreement among us, Chem Rx, and the Sellers. Pursuant to the Stock Purchase Agreement, on October 26, 2007, we acquired 100% of the issued and outstanding common stock of Chem Rx. Chem Rx is an innovative provider of institutional pharmacy services in the New York area. In connection with the closing, we changed our name to "Chem Rx Corporation"

        On October 22, 2007 the Stock Purchase Agreement received shareholder approval. Of the 11,091,153 shares of our common stock that were voted at the special meeting (representing approximately 93.2% of the shares entitled to vote on the Transaction), 10,393,068, or approximately 87.3% of the total shares outstanding, voted in favor of the Transaction. A total of 637,085 shares issued in the Company's initial public offering voted against the Transaction, all of which elected to convert their shares into a pro rata portion of the IPO trust account. On October 30, 2007, an aggregate of $3,653,833.49 was release from the IPO trust account to pay such converting shareholders.

        On October 26, 2007, the Transaction was consummated. A total of $52,408,108 was disbursed to us out of our IPO trust account, and an aggregate of $3,653,833.49 was disbursed to holders of our Common Stock who elected to exercise their conversion rights. Additionally, on the date of close Paramount paid the Sellers gross consideration of approximately $127 million in cash and subordinated notes, and refinanced approximately $36.7 million of debt utilizing $121 million received from the bank financing commitments secured previously and the cash disbursed from the IPO trust account. The $121 million of bank loans consisted of $80 million drawn down from the first lien debt, $37 million drawn down from the second lien debt and $4 million drawn from the credit revolver debt. At the closing, Paramount issued an aggregate of 1,500,000 newly issued shares of Paramount common stock to the Sellers, and an additional 1,000,000 shares of Paramount common stock in connection with the acquisition of Chem Rx New Jersey, LLC, an affiliated operating company of which 90% of the equity is owned by certain shareholders of Chem Rx. As a result of the closing of the Stock Purchase Agreement, and the residual cash made available from the bank loans and IPO trust account. Paramount has paid or has cash available to fully pay all of its current liabilities reported in the financial statements as of September 30, 2007.

Results of Operations for the Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2007

        For the three months ended September 30, 2006, we had net income of $217,182 consisting of $469,126 of interest income on the trust fund and operating account offset by $251,944 of general, selling and administrative expenses. The main components of the $251,944 of general, selling and administrative expenses include approximately $40,000 amortization of directors and officers liability insurance premiums, approximately $140,000 for public relations expense, $22,500 for office space and administrative expenses paid to Paramount BioCapital and $15,289 of printing expense pertaining to the Form 8-K filing announcing the Valeritas transaction and the prior quarter Form 10-QSB.

        For the three months ended September 30, 2007, we had net income of $251,575 consisting of $504,420 of interest income on the trust fund and operating account offset by $252,845 of general, selling and administrative expense. The main components of the general, selling and administrative expenses include $43,047 of directors and officers liability insurance expense, $22,500 for office space and administrative expenses payable to Paramount BioCapital, $46,218 of expenses payable in connection with public relations, $13,450 for accrued Delaware franchise tax expense, $26,418 for proxy services, and $20,377 for professional fees.

        The overall net income for the three months ended September 30, 2007 increased by $34,393 compared to the three months ended September 30, 2006. This increase is mainly attributable to a decrease of approximately $94,000 of public relations expense offset partially by certain expenses in connection with the proxy and other general corporate overhead.

Results of Operations for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2007

        For the nine months ended September 30, 2006, we had a net income of $516,171 consisting of $1,494,909 of interest income on the trust fund and operating account offset by $978,738 of general,

selling and administrative expenses. The main components of the $978,738 of general, selling and administrative expenses included $391,172 of consulting fees and travel expense for various due diligence on potential candidates for a business combination, approximately $165,000 for public relations expense, $153,653 for legal and accounting fees, $118,553 amortization of directors and officers liability insurance premiums and $67,500 for office space and administrative expenses paid to Paramount BioCapital.

        For the nine months ended September 30, 2007, we had net income of $945,477 consisting of $1,474,732 of interest income on the trust fund and operating account offset by $528,655 of general, selling and administrative expense and $600 for income tax expense. The main components of the general, selling and administrative expenses include $24,218 of patent due diligence expense pertaining to potential target company acquisitions, $60,228 for research database subscriptions, $115,401 of directors and officers liability insurance expense, $67,500 for office space and administrative expenses payable to Paramount BioCapital, $56,214 of expenses payable in connection with public relations, $43,777 of accounting fees in connection with SEC reporting obligations.

        The overall net income for the nine months ended September 30, 2007 increased by $429,306 compared to the nine months ended September 30, 2006. This increase is mainly attributable to a decrease of approximately $306,000 of research and due diligence expense on potential targets for a business combination and a reduction of approximately $109,000 in public relations expense. The decrease in due diligence expense was the result of the Company narrowing its due diligence primarily on Chem Rx, rather than multiple acquisition candidates, during the period. Upon the announcement of the contemplated Stock Purchase Agreement on June 1, 2007 all diligence was completed. Certain expenses incurred during due diligence have been capitalized since the Company has identified an acquisition target.

Off-Balance Sheet Arrangements

        As of September 30, 2007, the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

        Under the Credit Agreements, which are dated as of October 26, 2007, the Company has pledged all of its assets (including the assets of its subsidiaries), and certain subsidiaries of the Company have agreed to guaranty the obligations of the Company.

        In connection with the amended and restated lease agreement with 750 Park Place Realty Co., LLC, which is described in Note 3 of Item 1, the Company has agreed to guaranty the obligations of Chem Rx under such lease agreement.

Contractual Obligations

        As of September 30, 2007, the Company did not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities. As of October 26, 2007, the Company became a party to the Credit Agreements with CIBC (as described in Note 11 of Item 1), the Subordinated Notes with the Sellers (as described in Note 11 of Item 1), and the amended and restated lease agreement with 750 Park Place Realty Co., LLC (as described in Note 11 of Item 1).

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements and Note 1 of the Company's Form 10-K filed for the fiscal year ended December 31, 2006 on April 2, 2007, which is referenced herewith. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Except for the Company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") in 2007 as described in Note 9, the Company's significant accounting policies have remained unchanged from those used during its fiscal year ended December 31, 2006.

Liquidity and Capital Resources

        $52,164,500 of the net proceeds of our initial public offering were deposited in trust, with the remaining net proceeds of $1,308,866 being available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We used substantially all of the net proceeds of our initial public offering not held in trust to identify, evaluate and negotiate with prospective acquisition candidates (including with respect to the negotiating and structuring of the Contribution Agreement with BioValve, BTI and Valeritas).

        At September 30, 2007, we had cash outside of the trust fund of $6,704 and other current assets of $113,373 and total liabilities of $3,573,556. Our working capital deficiency (excluding investments held in trust) amounted to $3,453,479. In order to continue operations, an affiliate of our chairman, Paramount BioCapital, advanced money to us and has made payments on our behalf. As of September 30, 2007, the Company owed Paramount BioCapital $689,118, which consists of $90,000 accrued for administrative services and $599,118 of loans (including $14,118 of payments made on our behalf to our vendors). We continued to borrow monies from Paramount BioCapital to continue operations until the Stock Purchase Agreement was consummated.

        As a result of the closing of the Stock Purchase Agreement on October 26, 2007, the residual cash made available from the $121 million of bank loans under the Credit Agreements and approximately $52.4 million of cash made available from the IPO trust account, Paramount has paid or has available sufficient cash (after paying the Sellers in the Stock Purchase Agreement), to fully pay all of their current liabilities reported in the financial statements as of September 30, 2007. See Note 10 of Item 1 for a description of the Credit Agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of September 30,2007, we were not presently engaged in any substantive commercial business. Accordingly, we were not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we have been subject to market risk primarily through the effect of changes in interest rates on government securities. The Company was not engaged in any hedging transactions as of September 30, 2007.

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

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. His evaluation was carried out with the participation of other members of our management. Based upon their evaluation, he concluded that our disclosure controls and procedures were effective.

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

        After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $53,473,366, of which $52,164,500 was deposited into the trust account and the remaining proceeds of $1,308,866 was available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

        At the closing of the Transaction, an aggregate of $52,408,108.60 was released to us from the trust account and on October 30, 2007, an aggregate of $3,653,833.49 was paid to the holders of 637,085 shares of converted stock who exercise their right to convert such shares into cash.

ITEM 6:    EXHIBITS

Exhibit Number	Description
2.1
Amendment to the Stock Purchase Agreement, dated as of October 8, 2007, by and among Paramount, Chem Rx and the Sellers (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Paramount on October 10, 2007)*
3.1	Amended and Restated Certificate of Incorporation of the Company*
3.2	Amended and Restated Bylaws of the Company*
9.1	Voting Agreement, dated as of October 26, 2007, by and among the Company and the individuals party thereto*
10.1	Registration Rights Agreement, dated as of October 26, 2007, by and among the Company and the Sellers*
10.2	Unit Purchase Agreement, dated as of October 1, 2007, by and between Benny Salerno and B.J.K. Inc.*
10.3
First Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent*

10.4
Second Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent*
10.5
First Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent*
10.6
Second Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent*
10.7	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva*
10.8	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Steven Silva*
10.9	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva, as Life Tenant, and Steven Silva, as Remainderman*
10.10	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jody R. Silva Trust*
10.11	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jerry Silva 2007 Annuity Trust*
10.12	MHA 2000 Member Agreement, dated as of July 5, 1995, between Managed Healthcare Associates, Inc. of Florham Park, NJ and B.J.K. Inc.*
10.13	Participating Provider Agreement, dated as of May 16, 2005, as amended on September 12, 2005 and January 1, 2006, by and between MHA Long Term Care Network, Inc. and B.J.K. Inc.*
10.14	Second Amended and Restatement Lease Agreement, dated as of October 26, 2007, by and between 750 Park Place Realty Co., LLC and B.J.K. Inc.*
10.15	Guaranty of Lease, dated as of October 26, 2007, by and between the Company and 750 Park Place Realty Co., LLC*
10.16	Prime Vendor Agreement, dated as of April 1, 2007, between AmersourceBergen Drug Corporation ("ABDC") and B.J.K. Inc.*
10.17	Amendment to Prime Vendor Agreement, dated October 26, 2007, between ABDC, B.J.K. Inc., ChemRx NJ and ChemRx/Salerno's, LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed by the Company as an exhibit to its Current Report on Form 8-K dated November 1, 2007

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEM RX CORPORATION
Dated: November 14, 2007	By:	/s/ JERRY SILVA Name: Jerry Silva Title: Chairman and Chief Executive Officer

	By:	/s/ CHARLES L. KELLY Name: Charles L. Kelly Title: Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description
2.1	Amendment to the Stock Purchase Agreement, dated as of October 8, 2007, by and among Paramount, Chem Rx and the Sellers (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Paramount on October 10, 2007)*
3.1	Amended and Restated Certificate of Incorporation of the Company*
3.2	Amended and Restated Bylaws of the Company*
9.1	Voting Agreement, dated as of October 26, 2007, by and among the Company and the individuals party thereto*
10.1	Registration Rights Agreement, dated as of October 26, 2007, by and among the Company and the Sellers*
10.2	Unit Purchase Agreement, dated as of October 1, 2007, by and between Benny Salerno and B.J.K. Inc.*
10.3
First Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent*
10.4
Second Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent*
10.5
First Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent*
10.6
Second Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent*
10.7	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva*
10.8	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Steven Silva*
10.9	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva, as Life Tenant, and Steven Silva, as Remainderman*
10.10	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jody R. Silva Trust*
10.11	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jerry Silva 2007 Annuity Trust*
10.12	MHA 2000 Member Agreement, dated as of July 5, 1995, between Managed Healthcare Associates, Inc. of Florham Park, NJ and B.J.K. Inc.*

10.13	Participating Provider Agreement, dated as of May 16, 2005, as amended on September 12, 2005 and January 1, 2006, by and between MHA Long Term Care Network, Inc. and B.J.K. Inc.*
10.14	Second Amended and Restatement Lease Agreement, dated as of October 26, 2007, by and between 750 Park Place Realty Co., LLC and B.J.K. Inc.*
10.15	Guaranty of Lease, dated as of October 26, 2007, by and between the Company and 750 Park Place Realty Co., LLC*
10.16	Prime Vendor Agreement, dated as of April 1, 2007, between AmersourceBergen Drug Corporation ("ABDC") and B.J.K. Inc.*
10.17	Amendment to Prime Vendor Agreement, dated October 26, 2007, between ABDC, B.J.K. Inc., ChemRx NJ and ChemRx/Salerno's, LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed by the Company as an exhibit to its Current Report on Form 8-K dated November 1, 2007

QuickLinks

  Contents
  Part I: Financial Information
  Item 1 - Financial Statements
  Chem Rx Corporation (f/k/a/ Paramount Acquisition Corp., a development stage enterprise) Condensed Balance Sheets
  Chem Rx Corporation (f/k/a/ Paramount Acquisition Corp., a development stage enterprise) Condensed Statements of Income (unaudited) For the Three and Nine Months Ended September 30, 2007 and 2006 And for the Period from June 1, 2005 (inception) to September 30, 2007
  Chem Rx Corporation (f/k/a/ Paramount Acquisition Corp., a development stage enterprise) Condensed Statement of Changes in Stockholders' Equity (unaudited) For the Period of June 1, 2005 (inception) to September 30, 2007
  Chem Rx Corporation (f/k/a/ Paramount Acquisition Corp., a development stage enterprise) Condensed Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2007 and 2006 and For the Period from June 1, 2005 (inception) to September 30, 2007
  Chem Rx Corporation (f/k/a/ Paramount Acquisition Corp., a development stage enterprise) Notes to Unaudited Condensed Financial Statements
PART II OTHER INFORMATION
Exhibit Index