Form 10-K
period 2007-12-31
CHEM RX CORP
filed 2008-04-07
CIK 1330487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 000-51518

CHEM RX CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2938469 (I.R.S. Employer Identification No.)
750 Park Place, Long Beach, NY (Address of Principal Executive Offices)	11561 (Zip Code)

Registrant's telephone number, including area code: (516) 889-8770

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Units consisting of one share of Common Stock, par value $0.0001 per share, and two Redeemable Common Stock Purchase Warrants
Common Stock, $0.0001 par value per share
Warrants to purchase shares of Common Stock

         Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 31, 2008, the issuer had outstanding 13,791,217 shares of common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price of $5.53 on June 30, 2007 was as follows:

Class of Voting Stock	Market Value
7,953,230 shares; Common Stock, $ .0001 par value	$43,981,361

Documents Incorporated By Reference: None.

CHEM RX CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

        This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 8 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

        We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

  •
  Changing interpretations of generally accepted accounting principles;

  •
  Outcomes of government reviews, inquiries, investigations and related litigation;

  •
  Continued compliance with government regulations;

  •
  Legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

  •
  Fluctuations in customer demand;

  •
  Management of rapid growth;

  •
  Intensity of competition from other providers of institutional pharmacy services;

  •
  Timing, approval and market acceptance of new product introductions and institutional pharmacy locations;

  •
  General economic conditions;

  •
  Availability of financial and other resources to us;

  •
  The effects of the loss or bankruptcy of or default by a significant customer, supplier or other entity relevant to our operations;

  •
  Our ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs and regulatory compliance costs;

  •
  The effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries;

  •
  Changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payors, or the implementation of other measures to reduce the reimbursement for our services or the services of our customers and the impact of Medicare Part D;

  •
  Our ability, and the ability of our customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

  •
  Further consolidation of managed care organizations and other third party payors;

  •
  Our ability to implement our business strategy;

  •
  Our ability to list our common stock on stock exchanges;

  •
  Exercise of put options by certain institutional stockholders;

  •
  Natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond our control;

  •
  Elimination of, changes in or our failure to satisfy pharmaceutical manufacturers' rebate programs;

  •
  Our ability to attract and retain key executives, pharmacists and other healthcare personnel;

  •
  Our ability to ensure and maintain an effective system of internal controls over financial reporting; and

  •
  Geopolitical events and regulatory changes.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

        References in this annual report to "our Company," "we," "us," and "our" refer to Chem Rx Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

PART I

Item 1.    Business

  Overview

        We provide institutional pharmacy services to skilled nursing facilities and other long-term healthcare institutions. Institutional pharmacy services consist of the fulfillment of orders for prescription and non-prescription drugs and related goods for residents of various healthcare institutions. Until October 26, 2007, we were a blank check company known as Paramount Acquisition Corp. with no operations, and our sole purpose was to identify and acquire an operating business. On October 26, 2007 we acquired B.J.K Inc., a New York corporation ("B.J.K.") which conducted business under the name "Chem Rx" and on that date we changed our name to "Chem Rx Corporation." B.J.K., which we sometimes refer to in this annual report as our "operating subsidiary," was founded as a retail pharmacy in 1958. Our business has achieved significant internal growth since the founding of our operating subsidiary in 1958. As of March 25, 2008, we service over 65,000 beds in over 400 institutions, primarily from our main pharmacy operations center in Long Beach, New York, and to a lesser extent from our operations centers in South Plainfield, New Jersey, Sciota, Pennsylvania and Albany, New York. During March 2008, we completed the establishment of our new pharmacy operations center in Deerfield Beach, Florida, and we began servicing customer facilities from our Deerfield Beach center on April 1, 2008.

        We provide pharmacy services to residents of skilled nursing facilities, assisted living facilities, residential living facilities, addiction treatment centers and other long-term healthcare institutions. We purchase pharmaceutical products in bulk quantities from wholesalers and manufacturers and dispense both prescription and non-prescription drugs in patient-specific packaging in accordance with physician orders. We use a computer-based order processing and fulfillment system to increase efficiency and accuracy, while maintaining the privacy of patient information. The majority of the products we deliver are for non-intravenous prescription orders. We use our fleet of owned vehicles to make daily or more frequent deliveries to our customer facilities that may be serviced from the Long Beach, New York and

Sciota, Pennsylvania centers. We primarily use third-party delivery services for customer facilities serviced by the South Plainfield, New Jersey and Albany, New York operations centers. Our Deerfield Beach, Florida facility will also use third party delivery services for most deliveries to our South Florida customer facilities. We provide 24-hour pharmacy consultation services for our institutional customers and provide our customers with facility-wide drug usage and cost analysis training programs.

        Our executive and New York City-area operating offices are located at 750 Park Place, Long Beach, New York 11561. The telephone number at our executive office is (516) 889-8770. We maintain a website at www.chemrx.net.

Our Initial Business Combination on October 26, 2007

        On October 26, 2007, we acquired the outstanding capital stock of our operating subsidiary from Jerry Silva, Steven Silva, Jerry Silva as life tenant and Steven Silva as remainderman, The Jody R. Silva Trust and The Jerry Silva 2007 Annuity Trust (the "Sellers"). This acquisition was pursuant to the Stock Purchase Agreement dated as of June 1, 2007 between the Sellers and us (the "Stock Purchase Agreement"). The transactions consummated on October 26, 2007 pursuant to the Stock Purchase Agreement will sometimes be referred to in this annual report as the "Business Combination." For a description of the consideration paid and payable to the Sellers, please see the discussion in item 7 of this annual report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consideration Paid and Payable in our Business Combination." Prior to our Business Combination, we were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

Company Background

        We provide institutional pharmacy services to skilled nursing facilities and other long-term healthcare institutions. As of March 25, 2008, we service over 65,000 beds in over 400 institutions, primarily from our main pharmacy operations center in Long Beach, New York, and to a lesser extent from our operating facilities in South Plainfield, New Jersey, Sciota, Pennsylvania and Albany, New York.

        From the inception of our business until August 2006, our operating subsidiary serviced customer facilities only in the State of New York, and conducted all operations from leased facilities at various locations on Long Island, New York, including, since 2001, from our current facility in Long Beach, New York. In August 2006, Jerry Silva, Steven C. Silva and Michael Segal formed ChemRx New Jersey ("Chem Rx New Jersey" or "Chem NJ"), which provides institutional pharmacy services to the New Jersey market through a leased facility located in South Plainfield, New Jersey. In January 2007, our operating subsidiary acquired a 91.2% ownership interest in substantially all of the assets of Salerno's Pharmacy LLC through a newly organized subsidiary ChemRx/Salerno's, LLC. This entity provides institutional pharmacy services to the eastern Pennsylvania market from a leased facility located in Sciota, Pennsylvania. In August 2007, our operating subsidiary acquired certain assets of an affiliate of Eden Park Health Services, Inc., and as a result we operate a long-term care pharmacy serving the upstate New York market from a leased facility in Albany, New York. As of March 25, 2008, through our operating subsidiary, we were serving over 65,000 beds, approximately 82.1% of which were served out of our Long Beach, New York headquarters, 13.1% of which were served out of our South Plainfied, New Jersey center, 3.6% of which were served out of our Sciota, Pennsylvania center and 1.2% of which were served out of our Albany, New York center. During March 2008, we completed the establishment of our new pharmacy operations center in Deerfield Beach, Florida, and we expect to begin servicing customer facilities from our Deerfield Beach center during April 2008.

        At December 31, 2007, we employed 795 persons, the majority of whom are located at the Long Beach, New York facility. For the year ended December 31, 2007, on a pro-forma basis (i.e., including the operations of our operating subsidiary and its affiliates during the period of 2007 prior to our Business Combination), we generated net sales of over $317 million.

Customers

        As of March 25, 2008, we provided pharmacy services to over 400 institutions with over 65,000 beds, including 175 skilled nursing facilities with 36,050 beds; 67 adult care facilities with 10,317 beds; 78 residential living services agencies with 8,601 beds; 40 adult living facilities with 4,249 beds; 23 addiction treatment centers with 4,847 beds; and 35 other institutional health care facilities with 1,411 beds. Our customer base is diversified, as no single customer accounted for more than 2% of 2007 gross revenues and the top ten customers accounted for 12% of 2007 gross revenues.

        The table below presents the number of beds serviced by us in each facility type at the end of the years 2005, 2006 and 2007 as well as March 25, 2008:

	2005		2006		2007	2008**
Skilled Nursing Facilities	26,256		28,301		35,270	36,050
Adult Care Facilities	10,554		9,871		10,436	10,317
Residential Living Agencies	6,977		8,089		8,560	8,601
Adult Living Facilities	4,052		2,620		4,127	4,249
Addiction Treatment Centers		*		*	4,173	4,847
Other	3,397		4,056		1,254	1,411

Total	51,236		52,937		63,820	65,475

    *
    Bed count is unavailable for this time period.

    **
    Bed count is current as of March 25, 2008.

        The profit contribution may vary from facility to facility depending upon the specific pharmacy needs of the residents and patients within the facilities serviced by us (i.e., the "case mix").

Business Strategy

        Our strategy is to be a leading institutional pharmacy in the geographic regions we service. Key elements of our strategy include:

        Strengthen Customer Relationships.    We believe we have strong customer relationships, many of which are long in duration. In an effort to maintain and strengthen these relationships, we continue to upgrade our operations through improved order processing efficiency and will also continue to provide value-added services that will assist client facilities in the purchase of pharmaceutical products from us. Through efficient order processing and enhanced customer services we continually strive to strengthen our relationships with existing customers.

        Growth Through Competitive Advantage and Client Relationships.    A majority of our customers are in the New York City metropolitan area. Our management believes that we have created a competitive advantage through strong customer relationships and a track record of excellent customer service in this region that will allow us to extend our market penetration in the New York City metropolitan area and expand our market share in surrounding geographic areas. We will attempt to increase the business serviced by our existing operations centers by adding new institutional facility customers serviced by each operations center. Additional business or revenue is also expected as a result of an increase in the number of prescriptions and the average revenue per prescription filled for residents of existing customer facilities. The capacity of our operations centers is primarily a function of their physical size. As of March 25, 2008, we believe that our operations centers can provide services of up to 1.15 beds per square foot of operations space. Based on this guideline, we believe we currently have capacity for growth, as the bed-per-square foot ratios for our pharmacy operations centers are 0.72 for the Long Beach center (53,777 beds/75,000 square feet); 0.59 for the South Plainfield, New Jersey center (8,597 beds/14,500 square feet); 0.23 for the Sciota, Pennsylvania center (2,344 beds/10,000 square feet); and 0.15 for the Albany, New York facility (757 beds/5,000 square feet). In addition, we have expanded our

South Plainfield, New Jersey facility to 14,500 square feet. We believe that each of our operations centers is located in an area with a ready pool of labor to meet foreseeable needs for additional employees.

        We plan to expand into regions where our brand or existing customer relationships provide us with an advantageous entry point into such regions. We believe that we can effectively leverage our proprietary processes, reputable brand, strong relationships and existing infrastructure to continue expansion both in our existing territories and beyond. We plan to engage in the institutional pharmacy business in the Miami-Ft. Lauderdale area of South Florida, commencing in April 2008. The business to be conducted by us in Florida will be substantially similar to our operations in the New York, New Jersey and Pennsylvania areas. We have leased a 10,000-square-foot property in Deerfield Beach, Florida to be used as our South Florida pharmacy operations center. We have a supervising pharmacist on location, as well as personnel temporarily assigned from the Long Beach center, to oversee the build-out of the South Florida center, the hiring of appropriate staff to conduct our operations and the start-up of operations. We have non-binding commitments from local facility operators pursuant to which we expect to commence operations in April 2008 initially servicing approximately 1,000 beds. We anticipate that our initial staff at this center will consist of 13 employees. Capital expenditures of approximately $650,000 for this operations center were committed during the third quarter of 2007 and completed during the first quarter of 2008. Initial working capital requirements of approximately $3,250,000 are expected to be incurred through the first quarter of 2008 (of which $308,000 was incurred in the fourth quarter of 2007). First year operating expenses are expected to include leasehold costs of approximately $175,000, labor costs of approximately $1,595,000 and delivery expenses of approximately $550,000.

        Growth Through Acquisition.    Proximity to clients in terms of delivery time is one competitive factor for institutional pharmacies. In January 2007, we acquired our Sciota, Pennsylvania facility through the purchase of an existing institutional pharmacy business. In August 2007, we acquired the operations of a small institutional pharmacy located in Albany, New York. We will consider additional acquisitions of businesses having desirable facilities in selected geographic locations.

Industry Background

        The principal market for our institutional pharmacy services is the long-term care industry. Within this industry, the majority of our customers are skilled nursing facilities, which are post-acute living environments providing personal, social and medical services to assist people who have physical or cognitive limits on their ability to live independently. Skilled nursing facilities furnish a level of care less acute than hospitals, but more than assisted living facilities and home care. The services provided at skilled nursing facilities include nursing care, occupational therapy, physical therapy, speech therapy, respiratory therapy, social and behavioral therapy, and other ancillary services to acute care and custodial patients. The majority of skilled nursing facilities service fees are paid by Medicare and Medicaid, and each program has its own facility certification requirements.

        Since the passage of the Balanced Budget Act of 1997 the long-term care industry has experienced significant change, including the bankruptcies of some of the largest publicly held nursing home chains and asset sales and restructurings by other nursing home operators. As a result of these and other changes the long-term care industry has become more fragmented with the emergence of new operators and independent companies.

        Institutional Pharmacy Industry Overview.    Institutional pharmacies, such as us, purchase prescription and nonprescription pharmaceuticals and other medical supplies from wholesale distributors and manufacturers, and repackage and distribute these products to residents of skilled nursing facilities and other institutional healthcare settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. In addition to providing pharmaceuticals, institutional pharmacies often provide pharmacy consulting services, which include monitoring the control, distribution and administration of drugs within the facility and assisting with regulatory compliance, therapeutic monitoring and drug utilization review. Medications are typically packaged in unit dose cards based on a 30 day supply.

        The institutional pharmacy market has undergone consolidation since the early 1990's through mergers of existing competitors and divestitures of captive institutional pharmacies that had been owned and operated by healthcare facilities. The two largest institutional pharmacy operators, Omnicare, Inc. and PharMerica Corporation, provide services to healthcare facilities throughout the United States and Canada. PharMerica Corporation is the successor to the institutional pharmacy businesses formerly operated by AmerisourceBergen Corporation and Kindred Healthcare, Inc. The spin-off of these businesses to form PharMerica Corporation was completed on August 1, 2007. Our management believes that the creation of this combined company demonstrates the trend toward consolidation in the institutional pharmacy business, which is likely to result in a growing number of larger competitors with greater financial, procurement, distribution and human resource capabilities as compared with us.

        Omnicare, Inc. provides pharmacy services to skilled nursing facilities and assisted living communities, servicing 1,392,000 beds in 47 states and provinces in the United States and Canada as of February 28, 2008. PharMerica Corporation services approximately 337,000 beds in over 40 states, and employs approximately 6,700 employees nationwide as of February 19, 2008.

        We believe that the following industry factors create the opportunity for growth in the institutional pharmacy industry.

  •
  Increasing Pharmaceutical Spending.  According to U.S. Centers for Medicare & Medicaid Services (CMS) estimates, the total US spending on pharmaceuticals is projected to exceed $247 billion in 2008. According to the National Conference of State Legislatures, prescription drug spending is projected to reach $497.5 billion by 2016. We believe there is an increasing trend in pharmaceutical spending due to multiple factors, including an aging population, the introduction of new products, greater number of available treatments, the growing use of generic drugs, greater reliance on pharmaceuticals to manage chronic conditions and reduce hospital stays, higher price of newer drugs, inflation, and direct-to-consumer advertising.

  •
  Aging Population.  Most residents of skilled nursing facilities are age 65 and older, and the percentage of each age group residing in nursing homes increases with age. According to HHS, approximately 1.5 million Americans reside in the nations 16,400 nursing homes on any given day. In 2006, approximately 2.8 million (7.5%) of the 37.3 million persons aged 65 & over in the US had a nursing home stay, while approximately 1.2 million (22.6%) of the 5.3 million persons aged 85 and over had a nursing home stay. According to the American Association of Homes & Services for the Aging (AAHSA), the elderly use about four times as many prescriptions products as the rest of the population, and by 2026, the population of Americans over age 65 is expected to increase to 71.5 million. Also, according to the AAHSA, there are more than 1.4 million nursing home residents in the US.

  •
  Increased Development of Biotechnology and Pharmaceutical Drugs.  Drug companies have increased the rate of development of biotechnology and other drugs for treatment of diseases. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), as of August of 2006, there were over 2,000 new drugs being researched and developed. These included drugs for the treatment of aged and chronic diseases such as Alzheimer's, heart disease, cancer, diabetes, and stroke. New drugs result in higher volumes of prescriptions and higher prices. According to PhRMA, as of August of 2006 there were 125 biotechnology drugs approved and there were over 400 products in development for more than 100 diseases.

  •
  Increased Utilization of Generic Drugs.  The use of generic drugs has increased as patents expire for popular drugs such as Prozac and Mevacor. While generic drugs generate lower revenue and higher profit percentage than higher priced branded drugs, generics tend to have increased utilization due to the greater affordability. According to Drug Topics, a pharmaceutical publication, total prescription volume grew 4.5% in 2007 to 3.5 billion prescriptions. The growth was a result of an 11.7% increase in generic prescriptions over 2006 as brand name prescriptions fell by 5%. Generic drugs now account for 61% of all prescriptions dispensed, up from 57% in 2006.

Competition

        The institutional pharmacy business is highly competitive, with numerous providers in every geographic area of the United States. We believe that we compete on the basis of quality, price, terms and overall cost-effectiveness, as well as clinical expertise, technology and, increasingly, professional support and customer services. In the geographic regions we serve, we compete with local, regional and national institutional pharmacy providers, pharmacies owned by long-term care facilities and numerous retail pharmacies. Several of these competitors have substantially greater financial and other resources available than us. The principal national competitors are Omnicare, Inc. and PharMerica Corporation, which compete within certain of the market areas served by us. Our principal competitor in the New York City metropolitan area is Omnicare, Inc. As a result of this Business Combination, we expect to face increased competition from PharMerica Corporation. We also compete with smaller regional and local competitors in every market in which we operate.

Employees

        We have agreements with Local 348-S of the United Food and Commercial Workers Union for the representation of an aggregate of approximately 68 pharmacists, approximately 520 computer operators and other operations personnel and approximately 100 drivers. These 688 employees constitute approximately 87% of our employees. We believe that neither compliance with these agreements, including the specified terms and conditions of employment for the covered employees, nor compliance with applicable laws and regulations administered by the U.S. Department of Labor, will have a material adverse effect on our business, financial condition or results of operations.

Additional Available Information

        Our principal Internet address is www.chemrx.net. Our website provides links to our annual, quarterly, and current reports, and amendments to those reports, which are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

        Our website also includes information about our corporate governance practices. The Investor Relations page of our website provides a link to a web page where you can obtain a copy of our code of ethics applicable to each director, officer and employee.

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, Definitive Proxy Statements and other information with the Securities and Exchange Commission ("SEC" or the "Commission"). Such reports, Proxy Statements and other information may be obtained by visiting the SEC's website at www.sec.gov. You may also read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

        You should carefully consider the risks described below and the other information in this annual report in evaluating our business or an investment in shares of our common stock. While these are the risks and uncertainties that we believe are the most important for you to consider, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

Risks Related to Our Business and Operations

Competition from other pharmacy service providers may reduce our profit margins.

        The institutional pharmacy business is highly competitive. In each geographic market served by us, there are national, regional and local institutional pharmacies, and numerous local retail pharmacies, that provide services comparable to those offered by us. Some of these competitors have greater financial and other resources than us and may be more established than us in the markets we serve. As a result of their greater size and financial resources, some of these competitors may be able to purchase pharmaceutical products at lower prices than us, and may enjoy a greater degree of manufacturer rebates than us. In our principal market in New York State, the largest institutional pharmacy competitor is Omnicare, Inc., and the largest institutional pharmacy competitors nationally are Omnicare, Inc. and PharMerica Corporation. We believe that we compete primarily on the basis of quality, cost-effectiveness, clinical expertise, pharmaceutical technology and professional support to customers. However, competitive pricing pressures may affect our profitability.

Our results of operations may suffer upon failure of delivery of products by our main suppliers or upon their bankruptcy, insolvency or other credit failure.

        During 2007, we purchased an aggregate of approximately 81% of our pharmaceutical products from AmerisourceBergen, McKesson Corporation, Bellco Drug Corp. and Kinray, Inc. If any one of these vendors were to fail to deliver products in accordance with the applicable agreements, our operations could be significantly disrupted. In such event, we may not be able to obtain the products from other vendors at similar cost or at all. Failure to satisfy our customers' requirements could result in defaults under contracts with those customers, potentially subjecting us to damages and the termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity.

        Our relationships with pharmaceutical suppliers give rise to substantial receivables that are due to us from such suppliers, including amounts due to us for returned goods or defective goods and amounts due to us for services provided to the suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial balance due to us could have a material adverse effect on our results of operations.

We are dependent on our senior management team and our pharmacy professionals.

        We are highly dependent upon our senior management and our pharmacists and other pharmacy professionals. Our business is managed by a small number of key executives who have been extensively involved in the success of our business, including Jerry Silva, Chairman and Chief Executive Officer, Steven C. Silva, President and Chief Operating Officer. If we were unable to retain these persons, we might be adversely affected. There is a limited pool of senior management personnel with significant experience in the institutional pharmacy industry and thus we could experience significant difficulty in replacing key management personnel.

        In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is strong. The loss of pharmacy personnel or the inability to attract, retain or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future could have a material adverse effect on our business.

Interruption of our information systems may adversely affect our operating results.

        Our business relies on information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. We also provide our customers with the use of sophisticated software systems including Pharmacy Plus, Chem Rx Drug Price Calculator, ChemLink, ChemLine and Document Imaging System. Our business and results of operations may be adversely affected if any of these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. In addition, a third party service provider is responsible for managing a significant portion of our information systems. Our business and results of operations may be adversely affected if the third party service provider does not perform satisfactorily.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act may be substantial and if we fail to establish and maintain an effective system of internal controls, we may not be able to accurately report our financial results.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 that assesses the effectiveness of our internal control over financial reporting. We may also be required to obtain an attestation report of our independent registered public accounting firm on the operating effectiveness of our internal controls over financial reporting. The process of strengthening our internal controls as may be necessary for compliance with Section 404 is likely to be expensive and may require significant management attention. We are in the process of retaining a consultant to assist us in developing additional or strengthened internal controls for compliance with these requirements and may be required to retain additional consultants or employees to assist us with other aspects of compliance with regulatory requirements applicable to public companies in the future. There can be no assurance that we will be able to complete the work necessary with respect to our internal controls for our management to issue our report in a timely manner or that management or our independent registered public accounting firm will conclude that our internal controls over financial reporting are effective, if required. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information and we may be unable to timely file our annual or quarterly reports with the SEC. These events could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the market price of our common stock could be adversely affected if we or our independent registered public accounting firm were not able to conclude that our internal controls over financial reporting are effective.

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        We have made, and we anticipate that we may continue to make, acquisitions of, investments in, and strategic alliances with, complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful at profitably integrating acquisitions, our business could suffer. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

  •
  difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings;

  •
  diversion of management's time from existing operations;

  •
  potential loss of key employees or customers of acquired companies;

  •
  inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws;

  •
  increases in our indebtedness and a limitation on our ability to access additional capital when needed; and

  •
  failure to operate acquired facilities profitably or to achieve improvements in their financial performance.

Certain members of our board of directors and senior officers own and control the entity from which we lease our headquarters in Long Beach, New York.

        Jerry Silva, who is a member of our Board of Directors (the "Board") and our Chairman and Chief Executive Officer, and Steven C. Silva, who is a member of our Board and our President and Chief Operating Officer, and Rosalie Silva, who is Jerry Silva's wife, and the heirs of Mark Baldinger, a former Chem Rx stockholder, own, directly or indirectly, all of the membership interests of 750 Park Place Realty Co., LLC, the entity from which we lease our primary facility located, in Long Beach, New York. The existing lease, runs through 2020 and provides for annual base rent of $1,500,000 through 2009 (which escalates by $300,000 on January 1 of each of 2010, 2013, 2016 and 2019). We believe that these rental amounts represent market rates for a facility of this type located in Long Beach, New York.

        Jerry Silva, Rosalie Silva and Steven Silva currently generate annual cash flows of approximately $385,000, $385,000 and $55,000, respectively, from their ownership interests in 750 Park Place Realty Co., LLC. These amounts are net of annual mortgage payments of approximately $353,000 and other operating expenses. Under the lease, we, as tenant, are obligated to pay the real estate taxes relating to the premises. The interests of Mr. Jerry Silva and Mr. Steven Silva in 750 Park Place Realty Co., LLC, could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for either of 750 Park Place Realty Co., LLC or us.

Unionization of employees at our facilities could result in increased risk of work stoppages and high labor costs.

        Approximately 87% percent of our employees are represented by Local 348-S of the United Food and Commercial Workers Union. While we have never experienced a work stoppage or similar labor disruption and believe we have good relations with our employees, it is possible that the union, or another group of employees, could make certain demands relating to pay or work conditions; failure to adequately address such demands could lead to labor disputes, which in turn could have a material adverse effect on our results of operation and financial condition.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections or other matters requiring stockholder approval.

        Our current executive officers and directors own approximately 51% of our outstanding shares of common stock. In addition, our founding stockholders and certain stockholders entered into a voting agreement pursuant to which they each agreed to vote for specific designees to our Board at the 2008 annual meeting of our stockholders. Shares subject to this voting agreement (including shares issuable upon exercise of warrants) constitute approximately 47% of the outstanding shares of our common stock. The concentration of our ownership and the voting agreement could have the effect of making it more difficult for our stockholders to affect the outcome of elections for our directors and could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Certain provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could entrench our management team and delay or prevent an acquisition. These provisions could adversely affect the price of our common stock because purchasers cannot acquire a controlling interest.

        Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions include:

  •
  a classified Board of Directors; and

  •
  the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval.

        In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with or acquisition of us. These provisions may have the effect of entrenching our management team and preventing a merger or acquisition that would be attractive to stockholders. As a result, these provisions may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the market price of our common stock.

If the put options are exercised by the option holders, Jerry Silva, Steven Silva and their affiliates and family members may own a majority of our outstanding common stock.

        Jerry Silva, Steven Silva and their affiliates own approximately 17% of our outstanding shares of common stock. This includes 88,103 shares held under The Jody R. Silva Trust for which Jerry Silva and Steven Silva disclaim beneficial ownership. Under the put option agreements with certain institutional stockholders entered into in connection with our acquisition of B.J.K., Jerry Silva and Steven Silva agreed to purchase from the option holders an aggregate of up to 5,879,998 shares of our common stock. If the put options are exercised in full, assuming they are physically settled, the Silvas and their affiliates would own approximately 59% of our outstanding shares of our common stock. The concentration of ownership in the Silvas's hands could have the effect of allowing the Silvas to control the outcome of elections for directors. Furthermore, ownership by the Silvas of a majority of our shares of common stock could prevent a change in control or discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Risks Related to the Debt Financing

The debt financing we did for the acquisition of B.J.K. resulted in substantial leverage. Our ability to service and refinance the debt may be limited, which could force us to reduce or delay capital expenditures or acquisitions, restructure our indebtedness or seek additional equity capital.

        We entered into a credit facility providing for total borrowings of $142 million of which $121 million was drawn in connection with the acquisition of B.J.K. At April 2, 2008, we had $133.5 million outstanding under our bank credit facility. As of August 2007, B.J.K. had never had more than $39.7 million of secured indebtedness. This substantial increase in the level of indebtedness could have important consequences to our stockholders, including: (i) a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes, including the declaration and payment of cash dividends; (ii) our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) our level of indebtedness could limit our flexibility in planning for and reacting to changes in the industry and economic conditions generally.

Our ability to pay interest and principal on our debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control.

        We anticipate that we will be required to make approximately $15 million in annual interest payments (assuming a blended interest rate on our debt of 10.5%) and we may be required to pay as much as $2.75 million of principal repayments annually beginning in 2008. For the year ended December 31, 2007, we had cash flows used in operations of $4.2 million. We believe that we will have adequate cash flow from our operations to meet our operating expenses and capital expenditures, to sustain operations and to service our expected interest and principal requirements as they become due. If we are unable to generate sufficient cash flow to service our indebtedness and fund our capital expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures or investments, reducing discretionary spending, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

If we are obligated for any reason to repay our financing before the scheduled installment dates, we could deplete our working capital, if available, or may be required to raise additional funds. Our failure to repay the financing, if required, could result in legal action against us, which could materially harm our business.

        We have outstanding $133.5 million of debt as of April 2, 2008. Such debt is secured by liens on substantially all of our assets and our subsidiaries. Any event of default could require the early repayment of the debt financing in whole or in part at a redemption premium together with accrued interest on the outstanding principal balance of the debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debt financing, together with the applicable redemption premium and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due, including by seeking to foreclose on the assets that we pledged to secure the loans. Any such action would be materially harmful to us and could require us to curtail or cease operations.

The loan agreement for the debt financing contains covenants that may significantly restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities.

        The loan agreement with respect to the debt financing contains numerous covenants imposing financial and operating restrictions on our business. Any other future debt agreements may contain similar covenants. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants may place restrictions on our ability and the ability of our subsidiaries to, among other things:

  •
  incur more debt or issue certain equity interests;

  •
  pay dividends, redeem or purchase our equity interests or make other distributions;

  •
  make certain acquisitions, investments or capital expenditures;

  •
  use assets as security in other transactions or otherwise create liens;

  •
  enter into transactions with affiliates;

  •
  merge or consolidate with others; and

  •
  transfer or sell assets, including the equity interests of our subsidiaries, or use asset sale proceeds.

Additionally, our failure to comply with our obligations with respect to the debt financing could result in an event of default under the debt financing.

Our debt financing is subject to variable interest rates, which could cause our debt service obligations to increase significantly.

        The borrowings under the debt financing are at variable rates of interest and expose us to interest rate risk. If interest rates increase, the debt service obligations on our borrowings will increase even though the amount borrowed remains the same.

If the outstanding warrants that we issued in our Initial Public Offering ("IPO") are not exercised in full, we may be forced to refinance the debt financing.

        The first lien term loan facility and the first lien delayed draw term loan facility will mature on the sixth anniversary of the closing date, the first lien revolving credit facility will mature on the fifth anniversary of the closing date and the second lien term loan facility will mature on the seventh anniversary of the closing date. We expect that cash generated from our operations and cash obtained through the exercise of the warrants we issued in our IPO will be sufficient to satisfy our repayment obligations as they mature. If our warrants expire unexercised, and we are unable to generate sufficient cash from our operations to repay our debt, we currently estimate that we would be required to refinance approximately $25 million in 2012, $104.5 million in 2013 and $42 million in 2014. Our ability to refinance our debt will depend on a number of factors, many of which will be out of our control and no assurance can be made that we would be able to complete a refinancing on terms that were advantageous to us, or at all. Our failure to successfully refinance our debt could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures such as deferring planned capital expenditures or investments, reducing discretionary spending, selling assets and, if necessary, restructuring existing debt or raising additional equity capital. If we were to refinance our debt through the proceeds raised in an equity offering, your interest in our Company may be significantly diluted.

Risks Related to the Institutional Pharmacy Industry

Consolidation of managed care organizations and other third-party payors may reduce our profit margins.

        Managed care organizations and other third-party payors generally enter into service agreements with a limited number of providers for needed services. Consolidation among these organizations has enhanced their ability to influence the delivery of healthcare services. In addition, private payors, including managed care payors, are increasingly demanding discounted fee structures. If any of these organizations terminate our preferred provider status, engage our competitors as preferred or exclusive providers, or demand discounted fee structures, our business could be materially and adversely affected.

Change in payor mix due to the implementation of Medicare Part D may negatively affect our business.

        We depend on reimbursement from government-sponsored programs, such as Medicare and Medicaid. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. Effective January 1, 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans offered and administered by private entities and became eligible for coverage of outpatient prescription drugs. Medicare beneficiaries who have all or a substantial portion of their prescription drug costs covered by the new Medicare drug benefit include those skilled nursing facility residents who are also eligible for Medicaid (so-called "dual eligibles"). Medicare Part D shifted prescription drug coverage for dual eligibles from Medicaid to Medicare and the aforementioned prescription drug plans. Medicare beneficiaries who choose to participate in Medicare Part D select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services, which we refer to as Part D Plans.

        Until 2006, a majority of our pharmacy services billings were directly reimbursed by government sponsored programs including Medicaid and Medicare. As a result of Medicare Part D, payments to us from the federal Medicare Part D and Part B programs represented 51.7% (or $31.2 million) and 0.1% (or $0.76 million), respectively, while payments directly from state Medicaid programs and from Medicare Part D, Medicaid and facilities (including Medicare Part A) represented 28.1% (or $12.2 million) and 28.1% (or $16.9 million), respectively, of our total revenues during the period from October 27, 2007 through December 31, 2007.

        The impact of Medicare Part D depends upon a variety of factors, including our ongoing relationships with the Part D plans and the patient mix of our customers. If we are unable to maintain relationships with Part D Plans, or to properly bill and collect payments from the various Part D Plans, we may experience reimbursement delay and increased administrative costs. These increased costs may be significant and may adversely impact our profitability.

Reduction or discontinuance of rebates from pharmaceutical manufacturers may reduce our profitability.

        We receive rebates from pharmaceutical manufacturers as the result of manufacturers' belief that we may increase the likelihood that the manufacturers' products will be dispensed. We received manufacturer rebates totaling $3.7 million during 2005, $2.8 million during 2006, and $4.8 million during 2007. The Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. Our business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from pharmaceutical manufacturers. There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates, that we will satisfy the requirements to receive these rebates or that CMS will not in the future take actions that will eliminate or reduce the rebates. The reduction or discontinuance of rebates could have an adverse impact on our cost of goods sold and results of operations.

        For 2007, CMS is requiring Part D Plan sponsors to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates.

        In recent guidance issued to Part D Plan sponsors, effective for 2007, CMS instructed Part D Plan sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from manufacturers and has issued guidelines on the information required. CMS has also issued draft reporting requirements for 2008 that would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. It is possible that these disclosure requirements and others imposed by CMS could have an adverse effect on our business and results of operations.

Changes in the federal upper payment limit for Medicaid reimbursement may reduce our profitability.

        Effective October 1, 2007, the Deficit Reduction Act of 2005 changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price, or AMP. Changes in reimbursement formulas under the Deficit Reduction Act or future legislation may have an adverse impact on our business and results of operations by reducing the rate at which we get reimbursed for the pharmaceuticals and related products we sell.

Changes whereby negotiated pharmaceutical industry prices are determined by reference to average wholesale price could reduce reimbursements to us and hurt our profitability.

        On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts), and defendant First DataBank, Inc. ("First DataBank"), entered into a settlement agreement relating to First DataBank's publication of average wholesale price ("AWP"). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under state Medicaid programs, Medicare Part D Plans and certain of our contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. Although the settlement agreement is subject to court approval, we are evaluating the potential impact of the settlement in the context of certain of the contracts that we have with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. The First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP, could have an adverse impact on the rate at which we are reimbursed for pharmaceuticals and related products we sell. A reduction in reimbursement rates could adversely impact our profitability.

Continuing government and private efforts to contain healthcare costs may reduce our future revenue.

        We could be adversely affected by the continuing efforts of government and private payors to contain healthcare costs. To reduce healthcare costs, payors seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. For example, President Bush's proposed federal fiscal year 2008 budget includes legislative and administrative proposals that would reduce or contain both Medicare and Medicaid expenditures over the next five years. Under the circumstances, reimbursement payments under governmental and private third party payor programs may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any policy changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins will be adversely affected by deterioration in reimbursement rates, changes in payor mix and growth in operating expenses in excess of increases, if any, in payments by third party payors.

Healthcare reform could adversely affect the liquidity of our customers, which would have an adverse effect on their ability to make timely payments to us for our products and services.

        Healthcare reform and legislation may have an adverse effect on our business through decreasing funds available to customers. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for products and services. If our customers are unable to pay us, or are unable to pay us on a timely basis, our results of operations and liquidity may be adversely affected.

The changing U.S. healthcare industry and increasing enforcement environment may negatively impact our business.

        Our products and services are part of the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base and consolidation of competitors, suppliers and customers.

        We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare providers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. If we are unable to adjust to changes in the healthcare environment, it could have a material adverse effect on our financial position, results of operations and liquidity.

        Further, both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. The Office of Inspector General and the U.S. Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse, targeting all providers of a particular type. In addition, under the federal False Claims Act, private parties have the right to bring "qui tam" whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states have adopted similar state whistleblower and false claims provisions. If we become the subject of a government investigation or enforcement proceeding, or we are sued by a private party for an alleged violation of the False Claims Act or other law, our results of operations may be adversely affected.

We and our customers are subject to extensive and costly government regulation and the failure to comply with applicable requirements could have a negative impact on our operations and could expose us to substantial sanctions.

        Our activities are subject to extensive federal, state, and local regulations under state pharmacy laws, state wholesaler laws, the Federal Food, Drug and Cosmetic Act and the regulations of the U.S. Food and Drug Administration, the Controlled Substances Act and the regulations of the U.S. Drug Enforcement Administration, and other laws. Applicable regulatory requirements include those governing our storage of drugs; handling, compounding, labeling and dispensing of prescriptions;

maintenance of records; repackaging of drugs; processing of returns; transfers of prescriptions to other pharmacies; advertising to the public; and handling of controlled substances.

        If we fail to comply with applicable legal and regulatory requirements, we could face severe sanctions, including product seizures, mandatory recalls, court-ordered injunctions, civil fines, criminal penalties, loss of our licenses, and exclusion from government health care programs. Any government investigations that we face could require us to expend considerable attention and resources, generate negative publicity, and harm our business, even if no compliance failures are ultimately found or liability imposed.

        In addition, the healthcare facilities we service are subject to extensive federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these healthcare facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents and could have a material adverse effect on our financial position, results of operations and liquidity.

If we or our customers fail to comply with Medicare and Medicaid regulations, we may be subjected to penalties or loss of eligibility to participate in these programs.

        Our business is highly dependent upon our continued eligibility to participate in the Medicare and Medicaid programs. For 2007 and 2006, we derived 52% and 49%, respectively, of our revenues from reimbursements from the Medicare Part D program and 19% and 21% of our revenues from state Medicaid reimbursements. Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. If we or our customers fail to comply with laws and regulations applicable to these programs, whether purposely or inadvertently, our reimbursement under these programs could be curtailed or reduced, our eligibility to continue to participate in these programs could be adversely affected or we may suffer other penalties. Any such curtailment or reduction could have a material adverse effect on our business and financial condition. Among the laws applicable to Medicare and Medicaid programs is the federal anti-kickback statute, which prohibits the solicitation, receipt, offer or payment of remuneration for referring services or other items reimbursable under a federal healthcare program. The anti-kickback statute and similar state laws and regulations are expansive and may apply to any relationship we may have with potential referral sources. From time to time we may receive referrals from one or more of our customers. While we take steps to comply with the anti-kickback laws, there is no assurance that any of our arrangements will not be found to violate such laws. If we fail to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in Medicare, Medicaid and other federal and state health care programs. Moreover, any determination that we have violated these laws, or any public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects. Further, violations of the anti-kickback statute or other applicable laws and regulations could subject us to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs.

Federal and state medical privacy regulations may increase the costs of operations and expose us to civil and criminal sanctions.

        We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. We may need to incur substantial costs in order to comply with HIPAA and state medical privacy regulations. Failure to comply with HIPAA or state medical privacy regulations could result in significant fines and penalties, which could have a material adverse effect on our business.

Risks Relating to Ownership of our Warrants

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

        No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire, and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless and unredeemed. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

We may choose to redeem our outstanding warrants when a prospectus relating to the common stock issuable upon exercise of such warrants is not current and the warrants are not exercisable.

        We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the option to purchase units granted to the representative of the underwriters of our initial public offering) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. In addition, we may exercise our right to redeem outstanding warrants when a prospectus relating to the common stock issuable upon the exercise of such warrants is not current, thus rendering the warrants unexercisable.

Risks Relating To The Market For Our Securities

If we are unable to obtain a listing of our securities on Nasdaq or any stock exchange, it may be more difficult for our stockholders to sell their securities.

        Our common stock, warrants and units are currently traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board ("OTCBB"). We have applied for listing of our common stock, warrants and units on Nasdaq Capital Markets. Generally, Nasdaq requires that a company applying for listing on the Nasdaq Capital Market have stockholders' equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1,000,000 publicly held shares, and a minimum bid price of $4.00 with over 300 round lot stockholders. There is no assurance that such listing will be obtained. If we are unable to obtain a listing or approval of trading of our securities on Nasdaq, we will seek to have our shares of common stock listed on the American Stock Exchange ("AMEX").

        Currently there is only a limited public market for our common stock on the OTCBB in the United States. Therefore, if we are unable to obtain a listing on the AMEX or Nasdaq, then it may be more difficult for stockholders to sell their securities. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

You will experience significant dilution if our outstanding warrants are exercised.

        Outstanding redeemable warrants to purchase an aggregate of 19,550,000 shares of common stock issued in the IPO became exercisable on October 26, 2007. These would be exercisable only if the $5.00 per share exercise price is below the market price of our common stock. We have also sold to EarlyBirdCapital an option to purchase up to a total of 425,000 units at $7.50 per unit. The warrants issuable upon exercise of this option have an exercise price of $6.25. Our stock price as of December 31, 2007 was $5.84.

        To the extent any of the foregoing securities are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If the put options held by certain stockholders are exercised, the value of our common stock may be depressed.

        Jerry Silva, Steven Silva and their affiliates own approximately 17% of our outstanding shares of common stock. Under the put option agreements with certain institutional stockholders, Jerry Silva and Steven Silva agreed to purchase from the option holders an aggregate of up to 5,879,998 shares of our common stock. Under the terms of the put option agreements, the Silvas may, subject to certain conditions, either cash settle or physically settle the put options when they are exercised. If the Silvas elect to "cash settle", in lieu of purchasing the shares of common stock from the option holders, the Silvas will simply pay the option holders an amount in cash equal to the difference between the strike price on the put option and the average price for which the option holders are able to sell the shares of common stock. In the event the Silvas elect to cash settle, the option holders will have the incentive to quickly sell the shares of common stock subject to the option at any available price. If a substantial number of put options are exercised simultaneously, the volume of sale transactions may adversely affect the market price for our common stock.

The put option agreements may make it more difficult for us to obtain a listing for our common stock on Nasdaq or AMEX.

        Among other listing criteria, the Nasdaq Capital Market requires that issuers seeking a listing have over 300 round lot holders and the American Stock Exchange requires that issuers seeking listing have a minimum of 400 stockholders. Because the put option agreements will likely result in a small number of investors acquiring a substantial portion of our outstanding common stock, the put option agreements will make it more difficult for us to satisfy these requirements. If we are unable to obtain a listing for our common stock on Nasdaq or AMEX, an active trading market for our common stock may fail to materialize and it may be more difficult for you to sell your shares.

If our stockholders who acquired their shares prior to our initial public offering exercise their registration rights, it may have an adverse effect on the market price of our common stock.

        Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to demand that we register the resale of their 2,125,000 shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow, which will be October 21, 2008. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Future sales of our common stock may depress the price of our common stock.

        As of December 31, 2007, there were 13,762,915 shares of our common stock outstanding. If the unit purchase option is exercised for cash, there will be 425,000 additional shares of our common stock outstanding. If the warrants underlying the units underlying the unit purchase option are exercised, there will be 850,000 additional shares of our common stock outstanding. Upon our acquisition of B.J.K. on October 26, 2007, 19,550,000 warrants became exercisable. If all 20,400,000 warrants are exercised, 20,400,000 additional shares of our common stock may be issued. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters and principal pharmacy facility are located in approximately 75,000 square feet of space in Long Beach, New York. The building is owned by an affiliate, and is leased for $125,000 per month through December 2009, increasing to $150,000 per month through December 2012, $175,000 per month through December 2015, $200,000 per month through December 2018, and $225,000 per month through December 2020. For more information regarding the lease, please refer to Item 13 of this annual report. We lease pharmacy operations facilities in South Plainfield, New Jersey ($18,240 per month), Sciota, Pennsylvania ($13,000 per month) and Albany ($3,625 per month), New York consisting of 14,500 square feet, 10,000 square feet and 5,000 square feet, respectively. We also lease a 10,000-square-foot pharmacy operation facility in Deerfield Beach, Florida ($14,900 per month).

Location	Area (Sq. Ft.)	Lease Expiration
Long Beach, NY	75,000	December 2020
South Plainfield, NJ	14,500	August 2012
Sciota, PA	10,000	January 2009
Albany, NY	5,000	April 2011
Deerfield Beach, FL	10,000	December 2013

Item 3.    Legal Proceedings

        On December 20, 2007, JMP with Securities LLC and Shattuck Hammond Partners LLC filed a complaint against the Company and other parties with the Superior Court of California for the City and County of San Francisco. The complaint asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and declaratory relief alleging that the Company breached a financial advisory services agreement with plaintiffs. It sought damages in excess of $2.23 million against all defendants. On March 24, 2008, the defendants demurred to the complaint. Plaintiffs have not yet responded to the demurrers. Outside counsel has not concluded that the prospect of an unfavorable outcome in this matter is either "probable" or "remote" and is not able to express an opinion on the outcome of this matter. The Company believes it has valid and meritorious defenses to the claims and intends to vigorously defend its position.

Item 4.    Submission of Matters to a Vote of Security Holders

        During a special meeting held on October 17, 2007, our stockholders voted and approved the Stock Purchase Agreement and the transactions contemplated by the Stock Purchase Agreement, an amended and restated certificate of incorporation and the adoption of our 2007 Incentive Compensation Plan. At the special meeting, of the 11,900,000 shares of common stock entitled to vote, holders of 11,091,153 were present, representing approximately 93.2% of the shares entitled to vote.

        The results of the voting on each of the matters presented to stockholders at the special meeting are set forth below:

	Shares For	Shares Against	Shares Abstained
Approval of the Stock Purchase Agreement	10,393,068	697,085	1,000
Approval of the amended and restated certificate of incorporation	10,597,147	260,006	234,000
Adoption of the 2007 Incentive Compensation Plan	10,584,847	382,306	124,000

        A total of 637,085 shares elected to convert their shares into a pro rata portion of the IPO trust account.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  (a)    Price Range of Common Equity; Holders of Record

        Our common stock is listed on the Over-The-Counter Bulletin Board, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2007 and 2006, and the first quarter of 2008.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008
First Quarter	$8.40	$6.00	$5.65	$4.85	$1.00	$0.54
2007
First Quarter	$6.75	$6.21	$5.50	$5.35	$0.68	$0.44
Second Quarter	$7.30	$6.40	$5.60	$5.46	$0.92	$0.55
Third Quarter	$7.15	$6.75	$5.70	$5.50	$0.86	$0.60
Fourth Quarter	$9.20	$6.80	$6.90	$5.61	$1.26	$0.64
2006
First Quarter	$8.40	$6.30	$5.75	$5.06	$1.40	$0.68
Second Quarter	$8.05	$6.50	$5.50	$5.25	$1.20	$0.60
Third Quarter	$6.94	$6.25	$5.33	$5.20	$0.81	$0.50
Fourth Quarter	$6.89	$6.60	$5.45	$5.25	$0.75	$0.54

The number of holders of record of our common stock as of March 31, 2008 was 17. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

  (b)    Recent Sales of Unregistered Securities

        In connection with the Business Combination, the Sellers and Jerry Silva, Steven Silva and Michael Segal (the "NJ Sellers") were issued an aggregate of 2,500,000 shares of our common stock (valued at $13,875,000, based on the closing price of Paramount's common stock on the OTCBB on October 26, 2007). The shares of our Company's stock issued to the Sellers and the NJ Sellers were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements provided in Section 4(2) of the Securities Act. In addition, the Sellers were issued an aggregate of $8,258,748 in Subordinated Notes. A description of the Subordinated Notes can be found in the proxy supplement filed with the SEC on October 12, 2007.

  (c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        During a special meeting of our stockholders in October 2007, stockholders owning a total of 697,085 shares voted against our Business Combination transaction. Certain of such stockholders elected to convert an aggregate of 637,085 shares of common stock into a pro rata portion of our IPO trust account. The following table sets forth certain information concerning the conversion of these 637,085 shares:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	637,085	$5.735	637,085	0
Total	637,085	$5.735	637,085	0

Item 6.    Selected Financial Data

        In reliance upon paragraph (c) of Item 301 of Regulation S-K under the Securities Act of 1934, we are not required to provide, and have therefore omitted, the information specified for this Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with the "Unaudited Pro Forma Consolidated Financial Information" appearing in this section of this annual report and the financial statements appearing in Item 8 of this annual report. This management's discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this annual report.

        On October 26, 2007, we acquired 100% of the issued and outstanding shares of capital stock of B.J.K. Inc., which conducts its business as "Chem Rx" (the "Business Combination"). Through B.J.K. Inc. and its subsidiaries, we conduct an institutional pharmacy business, providing services to skilled nursing facilities and other long-term healthcare institutions, principally through an operations center based in Long Beach, New York, and also through locations in South Plainfield, New Jersey, Sciota, Pennsylvania, Albany, New York and Deerfield Beach, Florida. A more complete description of our Business Combination is set forth in this Item under the caption "—Our Business Combination."

Overview

        We provide pharmacy services to residents of skilled nursing facilities, assisted living facilities, residential living facilities and other long-term healthcare institutions. Our principal market is the New York metropolitan area and Long Island. Since 2006 we have expanded our operations into New Jersey, northeastern Pennsylvania, upstate New York and southeastern Florida. As of March 25, 2008 we serviced over 65,000 beds located in over 400 long-term care facilities.

        Our management has pursued a strategy of seeking manageable growth within a defensible market niche. Our industry is highly competitive in terms of product pricing, and affords limited opportunities to implement proprietary products or processes. Nevertheless, we believe that we have been able to increase our business through a focus on service, customer satisfaction and expanded delivery options, and the integration of technology interfaces.

        From our inception until August 2006, we serviced facilities only in the State of New York, and conducted all of our operations from leased facilities at various locations on Long Island, New York, including, since 2001, from our current facility in Long Beach, New York. In August 2006, certain members of our management founded our New Jersey institutional pharmacy operation, Chem Rx New Jersey, which services the New Jersey market through a leased facility located in South Plainfield, New Jersey. We also acquired the New Jersey operation in the Business Combination. In January 2007, we acquired substantially all of the assets of our Pennsylvania institutional pharmacy operation, Chemrx PA, which provides institutional pharmacy services to the eastern Pennsylvania market from a leased facility located in Sciota, Pennsylvania. In August 2007, we acquired a long-term care pharmacy serving the upstate New York market from a leased facility in Albany, New York. On April 1, 2008 we began to service customer facilities in the South Florida market from our newly opened Deerfield Beach, Florida pharmacy operations center.

        We believe that each of our pharmacy operations centers must service a sufficient number of beds to support a financially viable institutional pharmacy. Our expansion into the New Jersey market focused on gaining market share via the service of long-term care facilities owned or operated by principals of facilities already serviced by us. In addition to developing a market with affiliates of existing customers, Chem Rx New Jersey purchased customer lists and directed its marketing efforts towards long-term care facilities that may be dissatisfied with services provided by a competitor. As a result of this strategy, by December 31, 2007, Chem Rx New Jersey serviced approximately 8,000 beds.

        We believe that the institutional pharmacy business will continue to grow due to general population aging and a resultant increase in chronic illnesses, increased rates of drug utilization and pharmaceutical price inflation. Our revenues are affected by the growth in beds under contract, changes in the number of drugs prescribed for each resident and changes in the cost of pharmaceuticals.

Industry, Sources of Revenue and Purchasing

        Competition in the institutional pharmacy services industry is intense and can impact our financial results. We compete against national, regional and local institutional pharmacies as well as local retail pharmacies. These competitors provide services comparable to ours and may have greater financial and other resources than we do. The consolidation of institutional pharmacies as well as consolidation among long-term care providers may impact the institutional pharmacy market.

        The implementation of Medicare Part D on January 1, 2006 significantly altered the provision of pharmaceutical services to residents of long-term care facilities. Medicare Part D requires eligible individuals to choose a specific prescription drug plan to receive drug coverage. There are numerous approved prescription drug plans, and each plan has a unique formulary for its individual members. Institutional pharmacies must negotiate a service agreement with each prescription drug plan and follow that plan's formulary and reimbursement and administrative processes in providing pharmaceutical services to long-term care facility residents who are members of the plan. Compliance with separate requirements of prescription drug plans may result in increased administrative costs. We have agreements with substantially all of the benchmark prescription drug plans via a group purchasing organization.

        The implementation of Medicare Part D has changed the mix of payment sources in the institutional pharmacy business. Prior to implementation of Part D, institutional pharmacies received payments for products and services from Medicaid, long-term care facilities and third party payors such as insurance companies and health maintenance organizations. Since implementation of Part D, we receive a substantial portion of our reimbursements from prescription drug plans (who in turn receive their reimbursements from CMS), with the result that direct reimbursements from long-term care facilities have been substantially reduced.

        We receive rebates from certain manufacturers of pharmaceutical products via agreements negotiated through a group purchasing organization or directly by us. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based upon achieving stated volume requirements. We believe that since Part D implementation, manufacturers may be focusing rebates to a greater extent on prescription drug plans. In addition, CMS continues to question whether institutional pharmacies should be permitted to receive access / performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D.

        From time to time we receive discounts for bulk purchases of certain products. These discounts vary from period to period depending on how extensively we take advantage of discount offers made by wholesalers.

Results of Operations

        The following table sets forth certain summary financial information for our operating subsidiary B.J.K. Inc. during the year ended December 31, 2006 and nine months and twenty-six days ended October 26, 2007, prior to our acquisition of B.J.K. Inc. on October 26, 2007, and, on a pro forma basis, certain summary financial information for Chem Rx Corporation during the two-year period ended December 31, 2007 as described below in the section titled "Unaudited Pro Forma Consolidated Financial Information".

	B.J.K. Inc.		Chem Rx Corporation (Unaudited) Pro-Forma Consolidated
	Nine Months and 26 Days Ended 10/26/07
Amounts in thousands		Year Ended 12/31/06	Year Ended 12/31/07	Year Ended 12/31/06
Net Sales	$256,669	$261,639	$317,201	$261,639
Cost of Sales	192,454	196,590	236,262	196,551

Gross Profit	64,215	65,049	80,939	65,088
Selling, general and administrative expenses	58,716	45,320	67,791	53,375

Income from Operations	5,499	19,729	13,148	11,713

Interest & Other Income (Expenses)
Interest income	20	37	25	37
Interest expense	(2,169)	(1,342)	(14,959)	(14,959)
Key man life insurance	—	10,000	—	—
Other income	575	650	692	650

Total Other Income (Expenses)	(1,574)	9,345	(14,242)	(14,272)

Income (loss) before minority interest and income taxes	3,925	29,074	(1,094)	(2,559)
Minority Interest	(847)	(1,160)	—	—

Income (loss) before Income Taxes	3,078	27,914	(1,094)	(2,559)
Income tax (provision) benefit	300	382	438	1,024

Net Income (loss)	$2,778	$27,532	$(656)	$(1,535)

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

        The following tables set forth summary financial information for our pro forma consolidated results for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information includes the consolidated statements of operations of Chem Rx Corporation for the two years ended December 31, 2007 and the combined statements of income for B.J.K. Inc. for the year ended December 31, 2006 and the nine months and twenty-six days ended October 26, 2007 appearing elsewhere in the Form 10-K. The pro forma financial information is adjusted to illustrate the estimated pro forma effects of the business combination, the financing transaction, and certain other business combination related non-recurring items. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements of Chem Rx Corporation and its subsidiary, the combined financial statements of B.J.K. Inc., and other financial information appearing elsewhere in this Form 10-K.

        The unaudited pro forma consolidated statement of operations gives effect to the merger and the refinancing transactions as of the beginning of each year presented.

        The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are directly attributable to these transactions and are factually supportable.

        The unaudited pro forma financial information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger and the refinancing transactions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations.

Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 2007
(in thousands)

	Chem Rx Corporation Year Ended December 31, 2007	B.J.K. Inc. Nine Months and Twenty-Six Days Ended October 26, 2007	Adjustments		Pro Forma combined December 31, 2007
NET SALES	$60,532	$256,669	$—		$317,201
COST OF SALES	43,840	192,454	(32	)(a)	236,262

GROSS PROFIT	16,692	64,215	32		80,939

OPERATING EXPENSES
Selling, general and administrative expenses	13,824	58,716	(4,749	)(a)(b)	67,791

INCOME FROM OPERATIONS	2,868	5,499	4,781		13,148

OTHER INCOME (EXPENSES)
Interest income	1,597	20	(1,592	)(c)	25
Interest expense	(2,530)	(2,169)	(10,260	)(d)	(14,959)
Other income, net	117	575	—		692

TOTAL OTHER EXPENSES	(816)	(1,574)	(11,852)		(14,242)

INCOME (LOSS) BEFORE MINORITY INTEREST
AND BENEFIT (PROVISION) FOR INCOME TAXES	2,052	3,925	(7,071)		(1,094)
MINORITY INTEREST	—	(847)	847	(e)	—

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
FOR INCOME TAXES	2,052	3,078	(6,224)		(1,094)
BENEFIT (PROVISION) FOR INCOME TAXES	274	(300)	464	(f)	438

NET INCOME (LOSS)	$2,326	$2,778	$(5,760)		$(656)

        Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)
Reflects deconsolidation of 750 Park Place and increased rent expense paid to 750 Park Place, which is an affiliate that was not acquired in the transaction.

(b)
Reflects 1) excess salaries paid over senior management's pro forma contractual levels; 2) a non-recurring $11 million one-time employee bonus payment related to Chem Rx Corporation's acquisition of B.J.K. Inc.; and 3) an estimated increased $5.9 million of additional amortization expense for 10 months related to intangible assets created by Chem Rx Corporation's acquisition of B.J.K. Inc.

(c)
Reflects exclusion of interest income unrelated to B.J.K. Inc. prior to the acquisition.

(d)
Reflects estimated pro forma interest expense resulting from our new capital structure after the close of the acquisition, using an assumed 3-month LIBOR rate of 5.00% and inclusive of deferred financing cost amortization expense.

(e)
Reflects exclusion of the minority interest related to 750 Park Place. 750 Park Place is an affiliate that was not acquired in the transaction.

(f)
Reflects adjustment for assumed corporate tax rate of 40%.

Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 2006
(in thousands)

	Chem Rx Corporation Year Ended December 31, 2006	B.J.K. Inc. Year Ended December 31, 2006	Adjustments		Pro Forma Consolidated December 31, 2006
NET SALES	$—	$261,639	$—		$261,639
COST OF SALES	—	196,590	(39)	(a)	196,551

GROSS PROFIT	—	65,049	39		65,088

OPERATING EXPENSES
Selling, general and administrative expenses	2,076	45,320	5,979	(a)(b)	53,375

INCOME (LOSS) FROM OPERATIONS	(2,076)	19,729	(5,940)		11,713

OTHER INCOME (EXPENSES)
Interest income	1,969	37	(1,969	)(c)	37
Interest expense	—	(1,342)	(13,617	)(d)	(14,959)
Key man life insurance	—	10,000	(10,000	)(e)	—
Other income, net	—	650	—		650

TOTAL OTHER INCOME (EXPENSES)	1,969	9,345	(25,586)		(14,272)

INCOME (LOSS) BEFORE MINORITY INTEREST AND BENEFIT (PROVISION) FOR INCOME TAXES	(107)	29,074	(31,526)		(2,559)
MINORITY INTEREST	—	(1,160)	1,160	(f)	—

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
FOR INCOME TAXES	(107)	27,914	(30,366)		(2,559)
BENEFIT (PROVISION) FOR INCOME TAXES	90	(382)	1,316	(g)	1,024

NET INCOME (LOSS)	$(17)	$27,532	$(29,050)		$(1,535)

Footnotes

(a)
Reflects deconsolidation of 750 Park Place and increased rent expense paid to 750 Park Place, which is an affiliate that was not acquired in the transaction.

(b)
Reflects 1) excess salaries paid over senior management's pro forma contractual levels and 2) an estimated increased $7.1 million of additional annual amortization expense related to intangible assets created by Chem Rx Corporation's acquisition of B.J.K. Inc.

(c)
Reflects exclusion of interest income unrelated to B.J.K. Inc. prior to the acquisition.

(d)
Reflects estimated pro forma interest expense resulting from our new capital structure after the close of the acquisition, using an assumed 3-month LIBOR rate of 5.00% and inclusive of deferred financing cost amortization expense.

(e)
Reflects one-time payment of funds from a life insurance policy following the death of an officer and stockholder of B.J.K. Inc.

(f)
Reflects exclusion of the minority interest related to 750 Park Place. 750 Park Place is an affiliate that was not acquired in the transaction.

(g)
Reflects adjustment for assumed corporate tax rate of 40%.

Year ended December 31, 2007 compared with year ended December 31, 2006

        We experienced significant growth in 2007 generated primarily through our continued expansion in geographic regions beyond the New York City metropolitan area and Long Island. Because we commenced operations in New Jersey in August 2006, 2007 was our first full year of operation in the New Jersey market, and during 2007 we capitalized on our existing relationships and our experience to increase the number of facilities served in that market. As a result, the number of beds serviced in the New Jersey market grew four fold during 2007, and we were able to oversee such growth while continuing to focus on enhancing our customer service and improved technologies.

        Also in 2007, we successfully integrated the acquisition of two institutional pharmacies in Albany, New York and Sciota, Pennsylvania, which will serve as a basis for entering additional regional markets, specifically upstate New York State and Northeastern Pennsylvania. We believe that each location is capable of servicing an existing and growing customer base. In addition, our customers in these markets will be able to utilize our order entry and processing systems, Pharmacy Plus, ChemLink and Chem Rx Drug Price Calculator as well as the paper free processing system to increase customer support and efficiencies.

        Net sales were $256.7 million for the nine months and 26 days ended October 26, 2007, as compared to $261.6 million for the year ended December 31, 2006. On a pro-forma basis, including all continuing operations of the operating subsidiary and its affiliates for the full year 2007, total sales were $317.2 million, which was an increase of $55.5 million (21.2%) over total sales for the full year 2006. This growth in net sales during 2007 was principally due to the growth in our New Jersey business, as well as the addition of the Albany, NY and Sciota, PA locations. Overall, the number of prescriptions dispensed increased during 2007 by approximately 900,000 to approximately 5,300,000, as growth in beds serviced increased from 52,937 at December 31, 2006 to 63,820 at December 31, 2007. We experienced a 1.9% increase in the number of prescriptions filled per bed in 2007 and an increase in the revenue per prescription from $58.20 to $59.71. These three factors (i.e., the increased number of beds, the increased number of prescriptions filled and the increase in the revenue per prescription) contributed $41.7 million, $5.8 million and $8.0 million, respectively to the increase in our net sales in 2007.

        Gross profit was $64.2 million for the nine months and twenty-six days ended October 26, 2007 and compared to $65.0 million for the year ended December 31, 2006. On a pro-forma basis, gross profit was $80.9 million for the year ended December 31, 2007 as compared to $65.1 million for the year ended December 31, 2006, an increase of $15.8 million (24.3%). Gross profit percentage on a proforma basis was 25.5% for the year ended December 31, 2007 as compared to the gross profit percentage of 24.9% for the year ended December 31, 2006. The increase in the gross profit percentage was attributable to the same factors contributing to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities and other fixed-cost resources. Further adding to the increase in the gross profit percentage during 2007 was the improved sales mix of payers in 2007 as compared to 2006, and an increase in rebates received from product manufacturers during 2007 as compared to 2006.

        Selling, general and administrative expenses were $58.7 million for the nine months and 26 days ended October 26, 2007 as compared to $45.3 million for the year ended December 31, 2006. This increase in selling, general and administrative expenses was attributable to higher expenditures to support the revenue growth in the New Jersey operation and our new facilities in Albany, NY and Sciota, PA, as well as certain costs that were incurred in connection with our Business Combination transaction which was consummated October 26, 2007. On a pro-forma basis, selling, general, and administrative expenses were $67.8 million for the year ended December 31, 2007 as compared to $53.4 million for the year ended December 31, 2006, an increase of $14.4 million (27.0%). This increase in selling, general and administrative expenses was also attributable to higher expenditures due to growth in the New Jersey operation as well as the introduction of locations in Albany, NY and Sciota, PA. This increase also includes an increase in delivery expenses of $2.5 million due to increased fuel costs, an increase in legal and professional fees of $0.8 million and an increase in the reserve for doubtful accounts of $2.7 million.

        Other income (expenses) were $(1.6) million for the nine months and 26 days ended October 26, 2007 as compared to $9.3 million for the year ended December 31, 2006, a decrease in other income (expenses) of $10.9 million. This decrease was primarily due to the proceeds of key man life insurance of $10.0 million on the death of a principal stockholder of our operating subsidiary which was received in 2006, offset by an increase in interest expense on our revolving credit facility and other borrowings of $0.8 million. The $10.0 million life insurance proceeds received in 2006 was used to pay part of the $18.0 million price to the estate in our operating subsidiary's redemption of the deceased principal stockholder's shares. Accordingly, the $10.0 million payment was made for our benefit and is therefore included as income for the applicable period. Our operating subsidiary paid the remaining $8.0 million directly to the estate of the deceased stockholder. On a pro-forma basis, other income (expenses) were $14.2 million for the year ended December 31, 2007, as compared to $14.3 million for the year ended December 31, 2006.

Year ended December 31, 2007 compared with year ended December 31, 2006

        The following three paragraphs relate to the results of operation as reported in the accompanying financial statements beginning on page 41 of this annual report. Such results of operation for 2007 include our results of operation for the entire year, including the period of 2007 during which we were a blank check company, and include also the operations of our operating subsidiary and its affiliates which were acquired in our Business Combination, in each case from October 26, 2007, the date of our Business Combination, through December 31, 2007. These financial statements reflect the accounting for the Business Combination under the purchase method of accounting. The assets and liabilities of our operating subsidiary and its affiliates including Chem Rx New Jersey are stated at their fair value in these financial statements. The difference between the consideration paid and the fair value of the assets and liabilities is recognized as goodwill.

        Net sales and gross profit for the year ended December 31, 2007 were $60.5 million and $16.7 million, respectively. We did not have sales during 2007 prior to October 26, 2007 or during the entire year ended December 31, 2006. The increase in sales therefore reflects the activity of our operating subsidiary and its affiliates during the period after our Business Combination.

        Selling, general and administrative expenses were $13.8 million during the year ended December 31, 2007 as compared to $2.1 million for the year ended December 31, 2006. The increase of $11.7 million in selling, general and administrative expenses resulted from operating expenses incurred after October, 26 2007 reporting period, of which $8.3 million represents payroll, $0.7 million reflects professional fees, and the balance of $2.7 million consisting of rent, insurance, delivery costs, and other general overhead expenses.

        Other income (expense) for the year ended December 31, 2007 was ($0.8) million as compared to $2.0 million for the year ended December 31, 2006. The decrease of $2.8 million represents a decrease in interest income of $0.4 million or 13.8% in 2007, and interest expense of $2.5 million related to the $121 million in funds borrowed as of October 26, 2007 under our new credit facility to finance the cash portion of the purchase price payable to the Sellers and transaction-related fees and expenses in connection with the Business Combination transaction, as well as the cost of funds on the $10.0 million borrowed under the revolving credit facility to fund working capital needs through December 31, 2007.

Liquidity and Capital Resources

December 31, 2007 as compared to December 31, 2006

        Cash at December 31, 2007 was $3.7 million compared with $54 thousand at December 31, 2006.

        We used $4.2 million in operating activities for the year ended December 31, 2007 as compared to $0.9 million provided from operating activities during the year ended December 31, 2006. Such results for 2007 include our results of operations for the entire year, including the period of 2007 during which we were a blank check company, and also includes the operations of our operating subsidiary and its affiliates which were acquired in our Business Combination, in each case from October 26, 2007, the date of our Business Combination, through December 31, 2007. The reduction of cash flow generated from operating activities in 2007 as compared to 2006 was primarily a result of increases in accounts receivable and inventory for the operating subsidiary since October 26, 2007. In 2006, the majority of cash provided from operating activities pertained to the growth in accounts payable as well as a reduction in prepaid expenses, offset by a decline in income taxes payable.

        Non-cash items in 2007 operating results included depreciation and amortization expense of approximately $1.5 million, which included the amortization of intangible assets and deferred financing costs which were incurred in conjunction with our Business Combination transaction. In addition, we recorded the addition of a deferred tax asset of approximately $0.5 million in 2007, and disposed of certain fixed assets amounting to $78,815.

        We used $80.8 million in investing activities during the year ended December 31, 2007 compared to $1.9 million in cash used in investing activities during the year ended December 31, 2006 primarily consisting of cash paid for the acquisition of $135.5 million offset by investments held in trust fund of $54.5 million. In connection with the Business Combination transaction, we added $40.7 million of Goodwill and $83.2 million of intangible assets which consisted of customer lists, trade names, non-compete agreement and other items as well as $13.0 million for the purchase of net assets in Chem Rx, offset by the addition of investments held in trust in the amount of $54.5 million. Additionally, we expended $0.8 million to purchase various fixed assets to support our pharmacy operations.

        During the year ended December 31, 2007, we had $88.7 million of cash provided by financing activities as compared to $0 in financing activity for the year ended December 31, 2006. In connection with the Business Combination transaction, we entered into a First Lien Credit and Guaranty Agreement and a Second Lien Credit and Guaranty Agreement (the "Credit Agreements") pursuant to which we borrowed $121 million to finance the cash portion of the purchase price payable to the Sellers and to pay transaction-related fees and expenses, as well as issued $13.9 in Common Stock and purchased Treasury Stock for approximately $3.7 million. $33.7 million of existing bank loans were repaid, as was $4.9 million of notes payable to a member of ChemRx New Jersey, LLC who had provided capital to fund the start up of its operations and working capital requirements. Subsequent to the close of the Business Combination transaction, we borrowed $10.0 million under our credit facility to fund working capital, primarily as a result of increased accounts receivable and inventory levels.

  Litigation and Default of Debt.

        On December 20, 2007, JMP with Securities LLC and Shattuck Hammond Partners LLC filed a complaint against the Company and other parties with the Superior Court of California for the City and County of San Francisco. The complaint asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and declaratory relief alleging that the Company breached a financial advisory services agreement with plaintiffs. It sought damages in excess of $2.23 million against all defendants. On March 24, 2008, the defendants demurred to the complaint. Plaintiffs have not yet responded to the demurrers. Outside counsel has not concluded that the prospect of an unfavorable outcome in this matter is either

"probable" or "remote" and is not able to express an opinion on the outcome of this matter. The Company believes it has valid and meritorious defenses to the claims and intends to vigorously defend its position. However, an unfavorable outcome in this matter could have a material adverse effect on our liquidity and cash flows in the future

  Amendment of Agreements Governing Principal Credit Failities

        Effective March 31, 2008, we amended our First Lien Credit and Guaranty Agreement and our Second Lien Credit and Guaranty Agreement. These agreements govern our principal credit facilities and were entered into at the time of our Business Combination on October 26, 2007. The amendments were made in connection with certain violations of our financial covenants relating to fixed charge coverage ratios and total leverage ratios. The covenant violations arose because the definition of "Consolidated Adjusted EBITDA" in the two credit agreements excluded only $5,350,000 of employee bonuses which we paid at the time of the Business Combination, instead of the entire $11,000,000 of such employee bonuses which we intended to exclude for this purpose. Accordingly, after the amendment, the definition of "Consolidated Adjusted EBITDA" provides that the entire $11,000,000 of employee bonuses paid in conjunction with the October 26, 2007 business combination is excluded from such calculation, effective as of agreements relating to the original date of the First and Second Lien Debt.

        The amendment of the First Lien Credit and Guaranty Agreement included an increase to the margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5%% to 4.0%) and for Base rate loans from 3.00% to 3.50%, (from the original range of 2.5% to 3.0%)respectively, as well as an amendment fee of .25% on the outstanding First Lien indebtedness. The amendment to the Second Lien Credit and Guaranty Agreement established a LIBOR-based loan floor interest rate of 13.25%, and a Base Rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the Second Lien Debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the original applicable margin of 7.00%.

Consideration Paid and Payable in our Business Combination

        On October 26, 2007, we consummated our Business Combination pursuant to the Stock Purchase Agreement. In the Business Combination, we acquired all of the issued and outstanding stock of our operating subsidiary from Jerry Silva, Steven Silva, Jerry Silva as life tenant and Steven Silva as remainderman, The Jody R. Silva Trust and The Jerry Silva 2007 Annuity Trust (the "Sellers"), and 100% of the equity interests of Chem Rx New Jersey from Jerry Silva, Steven Silva and Michael Segal (the "NJ Sellers"). At the closing of the Business Combination, we paid the Sellers and the NJ Sellers consideration of (i) $107,411,680 (reduced by certain expenses paid on behalf of the Sellers) in cash, (ii) 2,500,000 newly-issued shares of our common stock (valued at $13,875,000, based on the closing price of our common stock on the OTCBB on October 26, 2007); and (iii) $8,258,748 in Subordinated Notes.

        The Stock Purchase Agreement also provided that the Sellers would be entitled to receive up to an aggregate of 9,000,000 additional shares of our common stock and up to an aggregate to $12,500,000 of additional cash, based on the satisfaction of future EBITDA and stock price milestones, as described below in this item 7 under the caption "—Contingent Cash and Stock Consideration."

        As a result of the Business Combination, we also refinanced a total of $36,665,333 of outstanding indebtedness of our operating subsidiary (net of cash), including the repayment of $5,040,000 of net indebtedness owed by Chem Rx NJ to Jerry Silva. In addition, in connection with the closing of the Business Combination, we also paid a bonus to Steven Silva of $5,650,000 and an aggregate of

$5,350,000 of bonuses to other senior employees of our operating subsidiary. Contemporaneously with the closing of the Business Combination, we acquired the 8.8% minority interest in our Pennsylvania institutional pharmacy operation, Chemrx PA, for $300,000 in cash.

        The Stock Purchase Agreement provides that we will issue and pay to the Sellers up to an aggregate of 9,000,000 additional shares of our common stock (the "Additional Stock Consideration"), and up to an aggregate of $12,500,000 of additional cash, contingent upon the satisfaction of future EBITDA and stock price milestones as described below.

        Initial Earnouts.    The Sellers are eligible to earn up to $12,500,000 in cash and up to 500,000 additional shares of our common stock (the "Initial Earnout Shares") as follows:

  •
  If our Adjusted EBITDA for 2007 equals or exceeds $28,000,000, then the Sellers will receive the full amount of the Initial Earnout Shares and the $12,500,000 in cash. If our Adjusted EBITDA for 2007 is less than $25,500,000, then the Sellers will receive none of the Initial Earnout Shares and none of the $12,500,000 in cash.

  •
  If our Adjusted EBITDA for 2007 is $25,500,000 or more, but less than $28,000,000, then the Sellers will receive a pro-rated portion of the Initial Earnout Shares and the $12,500,000 in cash.

        Any portion of the Initial Earnout Shares and $12,500,000 in cash that is not earned based on 2007 Adjusted EBITDA can be earned in 2008 if 2008 Adjusted EBITDA is equal to or greater than $32,500,000. If 2008 Adjusted EBITDA is less than $35,000,00 but more than $32,500,000, then the Sellers will earn a pro rated portion of the balance of the Initial Earnout Shares and cash that was not earned in 2007. If 2008 Adjusted EBITDA is less than $32,500,000, then the Sellers will not be entitled to receive any additional portion of the Initial Earnout Shares and the $12,500,000 in cash.

        The pro-rated portion of shares and cash earned in either year is calculated based on the proportion that (i) the excess of Adjusted EBITDA for the year over $25,500,000 (or $32,500,000 for 2008) bears to (ii) $2,500,000. By way of example, if our Adjusted EBITDA for 2007 was $27,000,000 ($1,500,000 more than $25,500,000), then the Sellers would be entitled to receive 60% ($1,500,000 divided by $2,500,000) of the Initial Earnout Shares and cash (an aggregate of 1,500,000 shares and $7,500,000 in cash). If our Adjusted EBITDA for 2008 was $33,500,000, then the Sellers would be entitled to receive an additional 40% of the shares and cash that were not earned in 2007 (400,000 shares and $2,000,000 in cash).

        "Adjusted EBITDA" means (A) EBITDA (as defined below) of B.J.K., Inc and our other operating subsidiaries plus (B) in each case to the extent that such items were taken into consideration in the calculation of such net income: (I) for all periods prior to the closing, any amount of salary paid to Jerry Silva at an annual rate in excess of $500,000; (II) for all periods prior to the closing, any amount of salary paid to Steven Silva at an annual rate in excess of $500,000; (III) all expenses relating to the planning, structuring, negotiation and consummation of the transactions (including the financing) contemplated by the Stock Purchase Agreement, including, but not limited to, fees and other payments to brokers, finders and advisors and professional fees and expenses (i.e., accountants, attorneys, etc.), and any and all similar fees and expenses attributable to the acquisition by such operating subsidiaries of any entity or business, and any employee bonuses paid in connection with the closing to the extent (but only to the extent) such employee bonuses (i) are funded by the Sellers out of their own funds including the consideration and (ii) are not paid in lieu of other bonuses that would have been paid to such employees in the ordinary course of business; and (IV) for all periods, the $5,650,000 bonus payment made to Steven Silva in connection with the closing of the Business Combination. For the purposes of the 2007 annual milestone only, EBITDA will exclude any amount attributable to ChemRx NJ and ChemRx PA, and in lieu thereof will include 200% of the EBITDA of ChemRx NJ and ChemRx PA for the period beginning July 1, 2007 through December 31, 2007.

        "EBITDA" with respect to any person for any period, means the net income of such person for such period (A) plus (1) interest expense, (2) income tax expense, (3) depreciation expense; (4) amortization expense, and (5) other non-cash non-operating charges for such period (excluding bad debt expense and inventory write-down charges), and (B) minus other non-cash gains for such period (excluding reductions in allowance for bad debts and reductions in inventory valuation reserves, provided such reductions are not one-time in nature), in the case of each of (A) and (B) to the extent such items were taken into consideration in the calculation of such person's net income for the relevant period.

        We have determined that our Adjusted EBITDA for 2007 was less than $25,500,000 and therefore the Sellers are not entitled to any of the $12,500,000 in cash or Initial Earnout Shares in respect of our 2007 Adjusted EBITDA.

        Annual Milestones.    We will issue up to 5,500,000 shares of the Additional Stock Consideration to the Sellers as follows:

  (i)
  If (A) for the fiscal year ended December 31, 2007, the Adjusted EBITDA is at least equal to $30.0 million or (B) during the fiscal year ended December 31, 2007, shares of our common stock close at or above $8.50 for 30 consecutive trading days, then we will issue 1,100,000 shares of our common stock to the Sellers. If neither of the foregoing conditions are satisfied, but cumulative Adjusted EBITDA for the years ended December 31, 2007 and 2008 is at least equal to $65.0 million, then we will issue 500,000 shares of our common stock to the Sellers.

  (ii)
  If (A) for the fiscal year ended December 31, 2008, Adjusted EBITDA is at least equal to $35 million or (B) during the fiscal year ended December 31, 2008, shares of our common stock close at or above $11.00 for 30 consecutive trading days, then we will issue 1,100,000 shares of our common stock to the Sellers. If neither of the foregoing conditions are satisfied, but cumulative Adjusted EBITDA for the years ended December 31, 2008 and 2009 is at least equal to $75.0 million, then we will issue 500,000 shares of our common stock to the Sellers.

  (iii)
  If (A) for the fiscal year ended December 31, 2009, Adjusted EBITDA is at least equal to $40.0 million or (B) during the fiscal year ended December 31, 2009, shares of our common stock close at or above $13.50 for 30 consecutive trading days, then we will issue 1,100,000 shares of our common stock to the Sellers. If neither of the foregoing conditions are satisfied, but cumulative Adjusted EBITDA for the years ended December 31, 2009 and 2010 is at least equal to $87.0 million, then we will issue a total of 500,000 shares of our common stock to the Sellers.

  (iv)
  If (A) for the fiscal year ended December 31, 2010, Adjusted EBITDA is at least equal to $47.0 million or (B) during the fiscal year ended December 31, 2010, shares of our common stock close at or above $16.50 for 30 consecutive trading days, then we will issue 1,100,000 shares of our common stock to the Sellers. If neither of the foregoing conditions are satisfied, but cumulative Adjusted EBITDA for the years ended December 31, 2010 and 2011 is at least equal to $102.0 million, then we will issue a total of 500,000 shares of our common stock to the Sellers.

  (v)
  If (A) for the fiscal year ended December 31, 2011, Adjusted EBITDA is at least equal to $55.0 million or (B) during the fiscal year ended December 31, 2011, shares of our common stock close at or above $19.50 for 30 consecutive trading days, then we will issue 1,100,000 shares of our common stock to the Sellers.

        We have determined that the annual milestones for 2007 were not achieved and therefore the Sellers are not entitled to any of the Additional Stock Consideration in respect of such 2007 milestones.

        Cumulative Milestones.    We will issue up to 1,000,000 shares of the Additional Stock Consideration (for a possible aggregate total of 3,000,000 such shares) to the Sellers upon satisfaction of each of the first three of the following milestones:

  (i)
  cumulative Adjusted EBITDA for the years ended December 31, 2007 and 2008 is at least equal to $72.6 million; provided that Adjusted EBITDA for the year ended December 31, 2008 is greater than Adjusted EBITDA for the year ended December 31, 2007;

  (ii)
  cumulative Adjusted EBITDA for the years ended December 31, 2007, 2008 and 2009 is at least equal to $117.25 million; provided that Adjusted EBITDA for each of the years ended December 31, 2008 and 2009 is greater than that of the immediately preceding year;

  (iii)
  cumulative Adjusted EBITDA for the years ended December 31, 2007, 2008, 2009 and 2010 is at least equal to $169.0 million; provided that Adjusted EBITDA for each of the years ended December 31, 2008, 2009 and 2010 is greater than that of the immediately preceding year; and

  (iv)
  cumulative Adjusted EBITDA for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is at least equal to $230.0 million; provided that Adjusted EBITDA for each of the years ended December 31, 2008, 2009, 2010 and 2011 is greater than that of the immediately preceding year.

        Acceleration of Annual and Cumulative Milestones.    If at any time prior to December 31, 2011, all or substantially all of our assets or outstanding shares of capital stock are sold (whether by merger, consolidation or otherwise), then, depending on the consideration per share paid to us or our stockholders in the sale, all or a portion of the annual milestones and cumulative milestones described above may be accelerated. In general, any shares subject to annual milestones for fiscal years ending during or after the year in which the sale transaction occurs will be issued to the Sellers if the consideration per share paid to our stockholders in the sale transaction meets certain thresholds. In addition, the shares subject to the cumulative milestones for periods ending during or after the year in which the sale transaction occurs will be issued to the Sellers, if the consideration per share paid to our stockholders in the sale transaction meets higher thresholds. Set forth below is a summary of the applicable thresholds:

Year in Which Sale Closes	Acceleration of Annual Milestones Only	Acceleration of Annual and Cumulative Milestones
2007	$8.50	$9.775
2008	$11.00	$12.65
2009	$13.50	$15.525
2010	$16.50	$18.975
2011	$19.50	$22.425

        In addition, if the above price thresholds are not met, but the price per share paid to our stockholders in the sale transaction would yield an annual rate of return of at least 15%, then 50% of the shares subject to the annual milestones for years ending during or following the year in which the sale transaction occurs will be accelerated and paid to the Sellers. For purposes of this provision, "annual rate of return" is defined to mean (A) a fraction (1) the numerator of which is the consideration per share of our common stock paid to us or the holders of our common stock in the sale transaction and the denominator of which is the closing price of our common stock on the Closing Date and (2) that is raised to the power of an exponent, which is equal to a fraction (I) the numerator of which is 365 and (II) the denominator of which is the number of days from the Closing Date to the date the sale transaction is consummated, minus (B) one.

        The acceleration provision in the Stock Purchase Agreement does not apply to the Initial Earnout of $12,500,000 in cash and 500,000 shares. Furthermore, once a particular milestone has lapsed it can not subsequently be accelerated.

        If the consideration received by us or our stockholders in the sale transaction consists of securities, then the value of the consideration will be calculated based on the closing sale price of such securities on the date of receipt on the principal securities exchange or trading market where such security is listed or traded. Other non-cash consideration (including securities for which the closing sale price can not be determined) shall be valued at fair value as determined jointly by us and the Sellers.

        Limitation on Share Ownership.    The Sellers will not have the right to any of the Additional Stock Consideration to the extent that after giving effect to any such issuance, the Sellers and the NJ Sellers (together with their affiliates) would beneficially own in excess of 20% (the "Maximum Percentage") of the number of shares of our common stock outstanding immediately after giving effect to such issuance. If we are obligated under the terms of the Stock Purchase Agreement to issue to the Sellers shares of our common stock that would result in the Sellers and the NJ Sellers owning more than the Maximum Percentage, then in lieu of issuing such shares, we may pay each Seller (and the NJ Sellers) an amount in cash equal to the number of shares to which such Seller was entitled, multiplied by the average of the closing price for the Paramount common stock for a period of 30 consecutive trading days immediately preceding the date such shares became issuable to the Sellers.

        Limitations on Certain Additional Contingent Cash Payments.    Notwithstanding the foregoing, if, with respect to the milestones in 2008 and later years, we elect to pay the Sellers cash in lieu of issuing shares of common stock in excess of the Maximum Percentage, then the Sellers will accept Subordinated Notes from us in a principal amount equal to the amount otherwise payable in cash. The Subordinated Notes will accrue interest at a rate of 10% per annum, payable quarterly, which interest will be paid in-kind and not in cash, meaning that the outstanding principal amount of each Subordinated Note will be increased by the amount of unpaid interest, and the principal amount will thereafter be deemed to have increased by the amount of such unpaid interest. The Subordinated Notes will be subordinated and junior in right of payment to all of the obligations under our credit facilities and certain refinancings thereof. We will not be permitted to make any payment in respect of the Subordinated Notes (other than by way of in-kind interest payments and except as provided in the following sentence) until the commitments under our credit facilities have terminated and all amounts outstanding thereunder have been paid in full. The Subordinated Notes must be prepaid in full upon the date that the commitments under our credit facilities have terminated and all amounts outstanding have been paid in full, if at or prior to such date we have received at least $30 million of net proceeds from the exercise of our outstanding warrants or any equity offering. The Subordinated Notes may only be transferred by the Sellers to certain affiliates thereof and for estate planning purposes, and by us with the written consent of the Sellers.

        Lock Up.    The Sellers and the NJ Sellers will be restricted from transferring any shares of our common stock issued pursuant to the Stock Purchase Agreement for 180 days following the closing of the Business Combination. The lock-up will expire with respect to 50% of the total number of shares of our common stock upon the expiration of the 180-day period and with respect to 75% of the total number of shares nine months after the closing of the Business Combination, and the restriction will terminate with respect to the remaining shares on the first anniversary of the closing date.

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, sales discounts, inventory valuation, and valuation and recoverability of long lived assets, indefinite lived intangibles, (including the values assigned to acquired intangible assets) and income taxes. Our management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. Our significant accounting policies are summarized in the "Summary of Significant Accounting Policies" note of the financial statements included elsewhere in this annual report.

        The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We recognize revenues at the time products are delivered or services are provided. A significant portion of these revenues are billed under the federal Medicare Part D plan, state Medicaid programs and to a lesser extent long-term care facilities and third party insurance plans. A majority of revenues billed to Medicare Part D plans, Medicaid programs and third party insurance plans are electronically settled at the time the prescription is dispensed and the amounts that will be reimbursed are known and reflected in our data base, subject to certain post-settlement adjustments which generally are immaterial. We provide an allowance for billing adjustments based on historical experience for claims rejected upon submission for electronic settlement or otherwise.

        We conduct our operations with the support of computerized pharmacy operating systems that are developed by third parties and utilized throughout the long-term care pharmacy market. In addition to processing the receipt and fulfillment of customer orders, the systems integrate with third party processing centers, which present the specific resident's prescription to potentially responsible third party payors at the time a prescription is received from a long-term care facility. The processing center receives feedback from the potentially responsible payors and confirms coverage, the amount to be billed for each prescription and related co-pays. Once a resident's prescription has been presented to and accepted by a third party payor the receivable is passed on to an organization that we have contracted with to process the receipt of payments and to reconcile payments received against expected payments. In certain situations, our personnel conduct this reconciliation process or may resolve discrepancies that may arise between the contacted reconciliation provider and third party payors.

        In situations where a resident's prescription is rejected by a third party payor or a third party payor is not identified at the time a prescription is filled, the transaction will be marked as pending and included in the monthly billing to the respective facility that the resident is affiliated with. In addition, we will supply residents with products ordered by a facility, over-the-counter medications, or will supply a facility with products to be included in emergency boxes to be used by facility staff. In the event that these products are not to be paid for by a third party payor they are included in the facility bill. In the event that a resident is personally responsible for their own medications or other products supplied by us, then our operating system will bill the resident directly.

        We do not collect payment at the time of service. All monies due from the products provided to a resident are billed to third party payors at the time service is provided or to the facility or an individual resident at the end of each month. All billings will include co-pays as co-pays are not collected at the time service is provided. In the event that Medicare, Medicaid or other third party payor is not identified at the time service is provided or if a resident's Medicare or Medicaid application is pending at the time service is provided then we will bill the resident's facility for the cost of products provided. Billed amounts are not subject to estimates or contractual adjustments. Our contracts with long term care facilities are known and maintained in the operating system. Instances will occur in which billings to facilities for residents with pending Medicare or Medicaid applications are subsequently rebilled to third party payors. These rebillings will result in a credit to the facility and a charge to the third party payor. In many instances the amounts credited and rebilled will not be for the same amount. Presently we have fewer than 1,000 residents with pending Medicare or Medicaid applications in its accounts receivable balances with facilities.

Accounts Receivable/Allowance for Doubtful Accounts

        Collection of accounts receivable from customers is our primary source of operating cash flow and is critical to our operating performance and financial condition. Our primary collection risk is related to billings to long-term care facilities and private pay residents. Collection risk associated with receivables from Medicare Part D prescription drug plans, Medicaid and third party insurers is considered minimal.

        Days sales outstanding in accounts receivable as of December 31, 2007 and 2006 are 74 and 75 days, respectively. The days sales outstanding improved nominally from 2006 to 2007 as our payor mix continues to shift toward a higher percentage of Medicare and Medicaid billing as compared to facility billings. In addition, revenue generated in our Sciota, PA operation also had a positive impact on overall day sales outstanding.

        As our billings are not impacted by retrospective adjustments due to changes in estimates relating to contractual adjustments, our accounts receivable are not impacted by such changes. Monies due from third party payors are generally known at the time of billing and any subsequent adjustments to prior billings are deemed nominal.

        Periodically, the financial condition of prescription drug plans are reviewed with the assistance of our group purchasing organization. We have not identified any monies owed from such prescription drug plans to be at risk. We review accounts receivables due from each long-term care facility at the end of each quarter. Our management makes a determination as to any monies that may be in dispute, the amount of monies due and their respective aging, the financial condition of the facility and events that may be occurring in the market that may specifically impact the facility or the market as a whole.

        Our gross accounts receivable at December 31, 2007 totaled approximately $72.5 million. Accounts receivable from nursing homes and PDP & other third parties totaled approximately $62.7 million or 86% of this gross accounts receivable. Approximately $19.3 million has been outstanding for more than 180 days.

        Our management considers the individual facility's affiliations with other long term care facilities in the local market as well as events that may impact a facility such as monies being owed the facility by regulatory or governmental organizations that may be past due. The results of ongoing collection activities will be taken into consideration and if necessary our senior management will review the monies due from a facility directly with the owner or administrator of the respective facility. We establish an estimated reserve that reflects the collection risk associated with a specific facility. The estimated reserves for the individual facilities are aggregated and reviewed for overall market risks and to assess the adequacy of the allowance for bad debts taken against the accounts receivable as a whole. There have been no significant events that may have impacted the overall assessment of previously established allowances for bad debts. We do not utilize computer models to determine write-offs of accounts receivable. The determination of an accounts receivable balance to be written off is assessed only after considering the specific circumstances of an individual account. We have not sent any significant accounts to collection agencies. Based on the analysis performed, management believes that the established allowance for doubtful accounts is appropriate. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from expectations.

Inventories

        Inventories consist primarily of pharmaceutical and medical supplies held for sale to customers and are stated at the lower of cost (first-in, first-out) or market. There are no significant obsolescence reserves recorded since we have not historically experienced (nor do we expect to experience) significant levels of inventory obsolescence write-offs.

Supplier Rebates and Discounts

        We receive rebates and volume discounts from our suppliers either directly or though a group purchasing organization. These rebates and volume discounts are governed by contractual relationships with drug manufacturers or wholesalers and specify the conditions necessary to earn such rebates or discounts. Both discounts and rebates are accounted for as reductions in the cost of goods sold. Discounts are recognized when we have the contractual right to the discount. Rebates are recognized when received, due to the amount being subject to industry factors to which we do not have sufficent information to record a reasonable estimate.

Valuation of Long-Lived Assets and Goodwill

        We regularly review the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. Goodwill and other indefinite long lived results must be reviewed for impairment at least annually. Subsequent to the Business Acquisition, we established December 31, as our annual impairment testing date, commencing December 31, 2008.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In reliance upon paragraph (e) of Item 305 of Regulation S-K under the Securities Act of 1934, we are not required to provide, and have therefore omitted, the information specified for this Item 7A.

Item 8.    Financial Statements and Supplementary Data

        In reliance upon paragraph (c) of Item 302 of Regulation S-K under the Securities Act of 1934, we are not required to provide, and have therefore omitted, the supplementary data specified for this Item 8.

CHEM RX CORPORATION AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Chem Rx Corporation and Subsidiary

        We have audited the consolidated balance sheet of Chem Rx Corporation (formerly, Paramount Acquisition Corp.) and Subsidiary (the "Company") as of December 31, 2007 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chem Rx Corporation (formerly, Paramount Acquisition Corp.) and Subsidiary (the "Company") as of December 31, 2007, and the consolidated results of their operations and their cash flows for of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KGS LLP KGS LLP

April 2, 2008
Jericho, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chem Rx Corporation

        We have audited the accompanying balance sheet of Chem Rx Corporation (formerly, Paramount Acquisition Corp.) (the "Company") as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chem Rx Corporation (formerly, Paramount Acquisition Corp.) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles (United States).

        The accompanying 2006 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements included in Form 10-K for the year ended December 31, 2006, the Company's certificate of incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination prior to April 27, 2007 or October 27, 2007 if certain extension criteria were satisfied. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters were described in Note 2 to the financial statements included in Form 10-K for the year ended December 31, 2006. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
March 30, 2007

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$3,740,401	$54,209
Accounts receivable, net of allowance for doubtful accounts of $6,615,252 in 2007, $0 in 2006 and sales discounts of $1,239,111 in 2007, $0 in 2006	64,612,998	—
Inventory	22,857,968	—
Prepaid expenses and other current assets	2,418,631	135,375

Total Current Assets	93,629,998	189,584

PROPERTY AND EQUIPMENT, Net	8,806,048	0

OTHER ASSETS
Investments held in trust fund	—	54,470,015
Intangible assets, net	82,032,708	—
Goodwill	40,709,223	—
Deferred financing costs, net	4,779,364	—
Deposits	2,561,616	—
Deferred tax asset	541,172	—

Total Other Assets	130,624,083	54,470,015

TOTAL ASSETS	$233,060,129	$54,659,599

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,280,397	$—
Accrued expenses and other current liabilities	3,157,187	967,699
Due to related party—accrued expenses	—	24,989
Current portion of notes payable	2,000,000	—

Total Current Liabilities	29,437,584	992,688

OTHER LIABILITIES
Notes payable	129,000,000	—
Subordinated notes payable—stockholders	8,408,085	—

Total Other Liabilities	137,408,085	—

TOTAL LIABILITIES	166,845,669	992,688

Common stock, subject to possible redemption, 1,954,999 shares at conversion value	—	10,888,556

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 150,000,000 shares in 2007 and 40,000,000 shares in 2006; 14,400,000 issued, 13,762,915 outstanding in 2007; 11,900,000 issued and outstanding (less 1,954,999 subject to possible redemption) in 2006	1,440	995
Treasury stock, 637,085 shares (at cost)	(3,653,833)	—
Additional paid-in-capital	67,372,026	42,608,915
Retained earnings	2,494,827	168,445

TOTAL STOCKHOLDERS' EQUITY	66,214,460	42,778,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$233,060,129	$54,659,599

The accompanying notes are an integral part of these consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
NET SALES	$60,532,143	$0
COST OF SALES	43,839,531	0

GROSS PROFIT	16,692,612	0
OPERATING EXPENSES
Selling, general and administrative expenses	13,824,370	2,075,737

INCOME (LOSS) FROM OPERATIONS	2,868,242	(2,075,737)

OTHER INCOME (EXPENSES)
Interest income	1,596,988	1,969,060
Interest expense	(2,530,116)	0
Other income, net	117,026	0

TOTAL OTHER (EXPENSES) INCOME	(816,102)	1,969,060

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,052,140	(106,677)
BENEFIT FROM INCOME TAXES	274,242	90,000

NET INCOME (LOSS)	2,326,382	(16,677)
ACCRETION OF TRUST FUND RELATING TO COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION	(328,122)	(389,162)

NET INCOME (LOSS) AVAILABLE TO OTHER COMMON STOCKHOLDERS	$1,998,260	$(405,839)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	10,645,824	9,945,001

NET INCOME (LOSS) PER SHARE—BASIC	$0.19	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	11,241,863	9,945,001

NET INCOME (LOSS) PER SHARE—DILUTED	$0.18	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock				Treasury Stock
			Additional Paid-in-Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2006	11,900,000	$995	$42,998,077	$185,122	—	$—	$43,184,194
Accretion of trust fund relating to common stock subject to possible redemption	—	—	(389,162)	—	—	—	(389,162)
Net loss for the year ended December 31, 2006	—	—	—	(16,677)	—	—	(16,677)

Balance, December 31, 2006	11,900,000	995	42,608,915	168,445	—	—	42,778,355
Accretion of trust fund relating to common stock subject to possible redemption	—	—	(328,122)	—	—	—	(328,122)
Reclassification of common stock subject to possible redemption of 1,954,999 shares		195	11,216,483		—		11,216,678
Issuance of common stock for the acquisition of B.J.K. Entities	2,500,000	250	13,874,750	—	—	—	13,875,000
Redemption of common stock	—	—	—		(637,085)	(3,653,833)	(3,653,833)
Net income for the year ended December 31, 2007	—	—	—	2,326,382	—	—	2,326,382

Balance, December 31, 2007	14,400,000	$1,440	$67,372,026	$2,494,827	(637,085)	$(3,653,833)	$66,214,460

The accompanying notes are an integral part of these consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,326,382	$(16,677)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,328,100	—
Loss on disposal of fixed assets	78,815	—
Amortization of debt financing costs	136,306	—
Deferred taxes	(541,172)	—
Interest accrued on subordinated debt	149,337
Changes in operating assets and liabilities:
Accounts receivable	(3,042,274)	—
Inventory	(3,769,840)	—
Prepaid expenses and other current assets	116,259	83,697
Accounts payable	(1,974,125)	878,590
Accrued expenses and other current liabilities	1,024,882	—
Due to related party—accrued expenses	—	24,989
Income taxes payable	—	(91,900)

TOTAL ADJUSTMENTS	(6,493,712)	895,376

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,167,330)	878,699

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition net of cash acquired of $113,448	(135,451,790)	—
Repayment of note receivable	912,242
Investments held in trust fund	54,470,015	(1,946,780)
Purchase of property and equipment	(762,464)	—

NET CASH USED IN INVESTING ACTIVITIES	(80,831,997)	(1,946,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable	97,255,022	—
Payment of financing costs	(4,915,670)	—
Redemption of treasury stock	(3,653,833)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	88,685,519	—

NET INCREASE (DECREASE) IN CASH	3,686,192	(1,068,081)
CASH at beginning of period	54,209	1,122,290

CASH at end of period	$3,740,401	$54,209

Supplemental disclosure of cash flow information:
Accretion of Trust Fund relating to common stock subject to possible redemption	328,122	389,162
Interest paid	2,373,358	—
Income taxes paid	—	93,903
Non-cash investing and financing activities
Fair value of assets acquired	$178,153,869
Goodwill	40,709,223
Liabilities assumed	(27,419,128)

Subtotal	191,443,964
Subordinated notes payable—stockholders	(8,258,748)
B.J.K bank debt refinanced at closing	(33,744,978)
Common stock issued to Sellers	(13,875,000)
Cash acquired	(113,448)

NET CASH PAID FOR ACQUISITION	$135,451,790

The accompanying notes are an integral part of these consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Chem Rx Corporation, formerly known as Paramount Acquisition Corp. ("Chem Rx"), and its Subsidiary B.J.K. Inc. ("B.J.K.") and B.J.K.'s subsidiaries, (collectively the "B.J.K. Entities"), ChemRx New Jersey LLC ("ChemRx N.J."), ChemRx Salerno's ("Salerno's"), and ChemRx Boca Raton ("ChemRx Boca"), collectively (the "Company"). Chem Rx was incorporated on June 1, 2005, and operated as a blank check company formed to complete an initial public offering and subsequently acquire an operating business. Chem Rx completed a business acquisition on October 26, 2007 of the B.J.K. Entities and as a result, the Company is no longer in the development stage and now operates institutional pharmacies, principally providing pharmaceutical dispensing services, as well as surgical supplies, durable medical equipment, over-the-counter drugs, and infusion therapy services. The principal market for the Company's products are long-term care organizations throughout New York State, New Jersey, Northeastern Pennsylvania, and Southeastern Florida. All intercompany material accounts and transactions have been eliminated in consolidation.

Acquisition of Business

        On June 1, 2007, Chem Rx entered into a Stock Purchase Agreement (as amended October 8, 2007, the "Stock Purchase Agreement") with the B.J.K. Entities and the stockholders of the B.J.K. Entities (each a "Seller" and collectively, the "Sellers"). Pursuant to the Stock Purchase Agreement, on the closing date, Chem Rx Corporation acquired 100% of the issued and outstanding common stock of the B.J.K. Entities (the "Transaction").

        The Transaction contemplated in the Stock Purchase Agreement was closed on October 26, 2007 (the "Date of Acquisition"). Accordingly, the accompanying consolidated financial statements reflect the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of operations and cash flows of Chem Rx for the year then ended and the results of operations and cash flows of the B.J.K. Entities from October 27, 2007 to December 31, 2007.

        Chem Rx acquired the stock of the B.J.K. Entities for an aggregate purchase price of $191,443,964, including transaction costs of $11,813,557. The acquisition was accounted for using the purchase method, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value.

        The purchase price paid by Chem Rx consisted of the following:

Cash paid to or on behalf of Sellers	$123,751,681
Cash paid for transaction costs	11,813,557

Total cash paid	135,565,238
Subordinated notes payable issued to Sellers	8,258,748
B.J.K. Entities bank debt paid at closing	33,744,978
Issuance of 2,500,000 shares of common stock to Sellers(1)	13,875,000

Total purchase price paid	$191,443,964

(1)
The common stock was valued at $5.55 per share, which approximates the quoted market price of the common stock at the time the Transaction was agreed to and amended.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—Business and Principles of Consolidation (Continued)

        The fair value of the assets acquired and liabilities assumed arising from the acquisition were as follows:

October 26, 2007 Fair Value
Assets Acquired:
Cash	$113,448
Accounts receivable	61,570,724
Inventory	19,088,128
Other current assets	3,336,746
Property and equipment	8,273,207
Intangible assets	83,210,000
Other assets	2,561,616

Total Assets Acquired	178,153,869
Liabilities Assumed:
Accounts payable and accrued liabilities	(27,419,128)

Net Assets acquired over liabilities assumed	150,734,741
Excess of assets acquired over liabilities assumed (Goodwill)	40,709,223

Fair value of assets acquired net of liabilities assumed	$191,443,964

        Chem Rx and the Sellers agreed to treat the acquisition as an asset purchase for income tax purposes. Accordingly, deferred taxes were not recorded, since the financial statement and income tax basis of the assets acquired and liabilities assumed were identical on Date of Acquisition. Goodwill in the amount of $40,709,223 is tax deductible. Until the Date of Acquisition, Chem Rx had no operations and existed with the sole purpose of identifying and acquiring an operating business, which was accomplished through the acquisition of the B.J.K. Entities.

        Unaudited pro-forma results for the Company as if the Transaction occurred at the beginning of each year were as follows:

	2007	2006
Revenue	$317,201,000	$261,639,000
Net Loss	$(656,000)	$(1,535,000)
Loss per share—basic and diluted	$(0.05)	$(0.11)
Weighted average shares outstanding—basic and diluted	13,762,915	13,762,915

        The Company will pay the Sellers an additional amount of cash up to $12,500,000 and issue up to an aggregate of 9,000,000 newly issued shares of the Company's common stock subject to the achievement of certain milestones defined in the Stock Purchase Agreement.

        Such milestones include the achievement of specified quoted common stock prices and adjusted earnings before interest, taxes, depreciation and amortization during the year 2007 through 2011. Such milestones are based on annual and cumulative thresholds and include both possible limitations and accelerations. No such milestones were achieved for the measurement period ended December 31, 2007. This contingent consideration will be accounted for as additional purchase price when payment becomes probable.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—Business and Principles of Consolidation (Continued)

        The Sellers do not have the right to receive shares of Chem Rx's common stock as contingent stock consideration to the extent that after giving effect to any such issuance, the Sellers (together with their affiliates) would beneficially own in excess of 20% ("the Maximum Percentage") of the number of shares of Chem Rx's common stock outstanding immediately after giving effect to such issuance. If Chem Rx is obligated under the terms of the Stock Purchase Agreement to issue to the Sellers shares of its common stock that would result in the Sellers owning more than the Maximum Percentage, then in lieu of issuing such shares, Chem Rx may pay each Seller an amount in cash equal to the number of shares to which such Seller was entitled, multiplied by the average of the closing price for Chem Rx's common stock for a period of 30 consecutive trading days immediately preceding the date such shares become issuable to the Sellers.

Initial Public Offering

        On October 27, 2005, Chem Rx sold 8,500,000 units in the Initial Public Offering (the "Offering") at $6.00 per Unit. On October 31, 2005 and November 1, 2005 Chem Rx sold an additional aggregate 1,275,000 Units pursuant to an over-allotment option of the Offering. The total gross proceeds from the total offering including the over-allotment amounted to $58,650,000. After payments of all offering costs, the net proceeds to Chem Rx amounted to $53,473,366. Each Unit consists of one share of Chem Rx common stock, and two Redeemable common stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from Chem Rx one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants became exercisable upon the Date of Acquisition. The Warrants will be redeemable by Chem Rx, upon prior written consent of the representative of the underwriters in the offering (the "Representative"), at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, Chem Rx issued an option, for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The warrants underlying such Units are exercisable at $6.25 per share. Chem Rx has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. Chem Rx estimates that the fair value of this option at the date of issuance was approximately $922,250 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The holders of such Warrants shall not be entitled to receive net cash settlement of the Warrants and in no event will Chem Rx be required to net cash settle the Warrants.

        Chem Rx Warrants will not be exercisable and Chem Rx will not be obligated to issue shares of common stock upon the Warrants' exercise unless at the time a Warrant holder seeks to exercise a Warrant, either a registration statement under the Securities Act of 1933 with respect to Chem Rx common stock is effective or an exemption from the registration requirements of the Securities Act is available. Under the terms of the Warrant agreement Chem Rx entered into with Continental Stock

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—Business and Principles of Consolidation (Continued)

Transfer & Trust Company (as agent for the Warrant holders), the Company has agreed to use its best efforts to meet these conditions and to maintain the effectiveness of such a registration statement until the expiration of the Warrants. If the Company is unable to do so, holders of the Warrants may be unable to exercise the Warrants and Chem Rx will not be required to settle any exercise of the Warrants. In that case, the Warrants may have no value, the market for such Warrants may be limited and such Warrants may expire worthless.

        As of December 31, 2007, all 19,550,000 warrants and all 425,000 units (creating 425,000 potential common shares and 850,000 warrants) remain outstanding.

Trust Fund and Common Stock Subject to Possible Redemption

        Approximately $52,165,000 of the Offering proceeds was deposited in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company (the Company's Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria were satisfied). Under the agreement governing the Trust Fund, the proceeds were permitted to be invested only in specified United States government securities or in specified money market funds. The remaining Offering proceeds of approximately $1,309,000 (not held in the Trust Fund) were permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Upon closing of the Transaction, the balance in the Trust Fund, approximately $52,408,109, became available to fund the acquisition of the B.J.K. Entities.

        The Company, after signing the Stock Purchase Agreement to acquire the B.J.K. Entities, was required to submit the Transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the Transaction and exercised their redemption rights, the Transaction would not be consummated. The Transaction was submitted to the vote of stockholders in October 2007, and was approved. However, stockholders voting against the Transaction requested the redemption of 637,085 shares of the Company's common stock for $3,653,833, representing the stockholders' pro rata share of the Trust Fund.

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable

        The concentration of the Company's credit risk, which resides in the collection of accounts receivable with respect to the long-term care industry, and is mitigated by the Company's credit evaluation process, credit limits and monitoring procedures. The Company does not require collateral to support accounts receivable. For the year ended December 31, 2007, approximately 52% of the Company's sales were received from Medicare Part D plans and approximately 19% of the Company's sales were received from New York State Medicaid.

Inventory

        Inventory consists of finished goods, primarily of pharmaceutical drugs and surgical supplies, and is stated at the lower of cost (first-in, first-out method) or market.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at cost. The property and equipment of the B.J.K. Entities were recorded at their estimated fair value at the Date of Acquisition. Depreciation is calculated on a straight-line basis based upon the estimated useful lives of the respective assets. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the costs of significant improvements to property and equipment are capitalized. Upon sale or retirement of a fixed asset, the associated costs and accumulated depreciation are eliminated and gains or losses are reflected in the consolidated financial statements.

Investments Held in Trust Fund

        The Company maintained its cash, held in trust fund, in money market instruments at cost which approximates fair value. Until the Date of Acquisition, the Company considered the restricted portion of the funds held in the Trust Fund as being a non-current asset, since its use was restricted for the acquisition of a business or liquidation of the Company, and not available for general working capital purposes (see Note 1).

Deferred Financing Costs

        Deferred financing costs include costs to obtain debt financing which are amortized over the life of the corresponding debt.

Revenue Recognition

        The Company recognizes revenues at the time products are delivered or services are provided. A significant portion of these revenues are billed under the federal Medicare Part D plan, state Medicaid programs and to a lesser extent long-term care facilities and third party insurance plans. The majority of revenues billed to Medicare Part D plans, Medicaid programs and third party insurance plans are electronically settled at the time a prescription is dispensed and the amounts that will be reimbursed are known and reflected in the Company data base, subject to certain post-settlement adjustments, which are generally are immaterial. Net sales are reported at the estimated net realizable amounts from long-term care organizations, third party insurance companies and residents. The Company has agreements with third party payors that provide for payments to the Company at amounts different from the payer's established rates. The Company establishes an allowance for billing adjustments based on historical experience for claims rejected upon submission for electronic settlement or otherwise.

Vendor Rebates

        Emerging Issues Task Force No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," requires that if a vendor offers a customer rebates and/or refunds of specified amounts and the time period of the amounts are not probable and reasonably estimable, rebates and/or refunds should be recognized as milestones are achieved. Since vendor rebate amounts are not probable and reasonably estimable, they are recognized by the Company when received. The Company received rebates from vendors of approximately $1,133,000 in November and December 2007. These amounts were recorded as a reduction to cost of sales in the consolidated statement of operations.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 or as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return, New York City tax return and New York State tax return as "major" tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for tax years ended 2004, 2005, 2006, and 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007.

        The components of income taxes (benefits) are as follows:

		2007	2006
Federal	Current	$0	$(90,000)
	Deferred	(546,089)	-0-

	Total	(546,089)	(90,000)

State and Local	Current	266,930	-0-
	Deferred	4,917	-0-

	Total	271,847	-0-

Total Income Tax Benefits		$(274,242)	$(90,000)

        The company accounts for income taxes under FAS 109, Accounting for Income Taxes. A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	2007	2006
Statutory federal income tax rate	34.00%	(34.00)%
State income taxes, net of federal benefit	7.49	—
Permanent differences	(25.10)	(627.58)
Reduction in valuation allowance	(29.75)	577.21

	(13.36)%	(84.37)%

        Deferred income taxes are provided for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision reflects the use of separate return filings for states where the entities have income tax nexus.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

        The income tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:

	2007	2006
Deferred Tax Assets
Net operating loss carryfowards—federal	$123,179	$210,000
Start up costs for tax purposes	441,828	370,500
Amortization of intangible assets	164,870	-0-

Total deferred tax assets	729,877	-0-

Deferred Tax Liabilities
Amortization of goodwill	(188,705)	-0-

Deferred tax assets—net	541,172	580,500
Valuation allowance	-0-	(580,500)

Total deferred tax assets	$541,172	$-0-

        As of December 31, 2007, Chem Rx has net operating loss ("NOL") carryforwards of approximately $620,000 that will be available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2026. During 2007 and 2006, the Company utilized NOL carryforwards in the amount of $258,000 and $276,000, respectively, to reduce the Company's tax expense. For the year ended December 31, 2007, the Company reduced the valuation allowance by $580,500.

Earnings Per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the period. Common shares subject to possible redemption of 1,954,999 have been excluded from the calculation of basic EPS through the Date of Acquisition, since such shares, if redeemed, only participated in their pro rata share of the Trust Fund earnings. Upon completion of the Transaction, such shares were no longer redeemable. Accordingly, such shares are reflected in basic EPS commencing on October 26, 2007, the Date of Acquisition.

        Diluted EPS adjusts basic EPS for the effects of Warrants, the Representative's Unit purchase options ("UPO") (see Note 1) and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

        The 19,550,000 Warrants and the UPO for 425,000 Units (the equivalent of 1,275,000 common shares) issued in conjunction with the Company's Offering did not become exercisable until the Date of Acquisition. Accordingly, since the exercisability of the Warrants and UPO was contingent on a future event, the Warrants and UPO were not reflected in the calculation of diluted EPS until the Date of Acquisition.

        For the year ended December 31, 2006, the entire UPO (the equivalent of 1,275,000 common shares) was not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the year ended December 31, 2007, a portion of the UPO (the equivalent of 850,000 common shares) was not included in the computation of diluted EPS because to do so would have been anti-dilutive.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Goodwill

        Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition is recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss will be recognized.

Advertising and Promotion

        Advertising and promotion costs are expensed as incurred. Advertising and promotion expense for the years ended December 31, 2007 and 2006 amounted to approximately $276,000 and $0, respectively.

Allowance for Doubtful Accounts

        The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables and other historical collection information by customer. Normally, accounts receivable are due within periods ranging from 30 to 90 days after the date of invoice. Accounts receivable are written off when they are determined to be uncollectible.

2007
Balance—beginning on October 27, 2007	$6,615,252
Increase in reserve	—

Balance—ending	$6,615,252

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, sales discounts, inventory valuation, valuation and recoverability of long-lived assets indefinite lived intangibles including the values assigned to acquired intangible assets, and income taxes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

        A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required.

Fair Value of Financial Instruments

        The Company's financial instruments include cash, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The Company estimates that carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates, and other factors.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Segment Information

        The Company has determined that its operations are conducted in only one business segment. Reportable segments are defined by product and type of customer. All of the Company's sales are through prescriptions placed by long term care institutions (long-term care facilities, nursing homes, group homes). All sales are reviewed in total to assess performance. There is no meaningful resource allocation among products and type of customer. Substantially all of the Company's personnel work on all products. Accordingly it has been determined that the Company sells to one type of customer.

Reclassifications

        Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on previously reported consolidated income.

Share-Based Compensation

        In October, 2007, the stockholders approved the 2007 Incentive Compensation Plan ("the 2007 Plan"). The 2007 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,350,000 shares of the Company's common stock to be acquired by the holders of such awards. As of December 31, 2007 the Company has not granted any awards under the 2007 Plan. The purposes of the 2007 Plan are to attract, retain and reward the Company's directors, officers and other employees, and persons who provide services to the Company, and to link compensation to measures of performance; thereby providing (1) additional incentives to such persons to create stockholder value, and (2) such persons with an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including: incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights. The 2007 Plan will enable the compensation committee to determine virtually all terms of each grant, which will allow the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

        In accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair value of the award. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Recent Accounting Pronouncement

        In June 2006, the Emerging Issues Task Force ("EITF") issued No. 06-3 "Disclosure Requirements for Taxes Assessed by Governmental Authority on Revenue Producing Transaction" ("EITF 06-3"). EITF 06-3 allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the Company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported as gross and are significant, companies should disclose the amount of those taxes. EITF 06-3 should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15,

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

2006 with early adoption is permitted. The adoption of EITF 06-3 did not have a material effect on the consolidated financial statements or operating results of the Company.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial statements and is currently not yet in a position to determine such effects.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the impact of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—Concentration of Risk and Major Suppliers

Cash

        The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2007. At December 31, 2007, the cash balance exceeds the FDIC limit by approximately $3,430,000.

Major Suppliers

        Purchases from three suppliers represented approximately 87% of the Company's pharmaceutical purchases during the year ended December 31, 2007. The aggregate amount due these suppliers at December 31, 2007 was approximately $12,966,000, which was included in accounts payable. Management believes that other suppliers could provide these products on comparable terms. In addition, the accounts payable balances for four suppliers, three of which are major suppliers, are secured by subordinated liens on substantially all of the assets of the Company. As of December 31, 2007, the Company has provided one major supplier with a deposit of $2,500,000 to be offset against the accounts payable balance. Additionally, the chief executive officer and principal stockholder of the Company has deposited in an escrow account $8,503,500 which the major supplier can draw down upon in the event that the Company does not settle its accounts payable balance in accordance with agreed upon terms between the supplier and the Company.

NOTE 4—Related Party Transactions

        During the year ended December 31, 2007, the Company received $26,000 from an entity that was substantially owned by a principal stockholder of the Company. These funds are a repayment of funds previously advanced to the entity by the B.J.K. Entities prior to their acquisition. At December 31, 2007, the outstanding advances due from this entity amounted to approximately $205,000 and is included in prepaid expenses and other current assets. Management believes that these amounts will be repaid by December 31, 2008.

        Prior to the consummation of the acquisition of the B.J.K. Entities on October 26, 2007, the Company occupied office space provided by an affiliate of its former chairman. The Company paid such affiliate $7,500 per month for such services commencing on October 21, 2005 and ending on October 26, 2007. For the year ended December 31, 2007 and 2006 the Company incurred expense totaling $67,500 and $90,000, respectively, to such affiliate pursuant to this agreement.

        Jerry Silva, the Company's Chief Executive Officer, and Steven Silva, the Company's Chief Operating Officer (together, the "Silvas"), entered into separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase shares of the Company's common stock from them at a specified time and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company's common stock and caused those shares to be voted in favor of the Transaction at the special meeting of the Company's stockholders. A total of 5,172,749 shares of the Company's common stock that were purchased by such investors and voted in favor of the Transaction at the special meeting are subject to such put options. A description of the terms of the put options agreements is included in the proxy supplement filed by the Company on October 17, 2007.

        B.J.K. leased a 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co., LLC (the "Long Beach Landlord") under a lease agreement that expires December 31,

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—Related Party Transactions (Continued)

2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva's wife. Mark Baldinger was a former stockholder of the B.J.K. Entities. Under the lease, B.J.K pays rent at the monthly rate of $125,000, increasing to $150,000 on January 1, 2010, $175,000 on January 1, 2013, $200,000 on January 1, 2016 and $225,000 on January 1, 2019. The B.J.K. Entities were guarantors of a mortgage loan obligation of the Long Beach Landlord in the original amount of $3.3 million, which had a balance of $2.9 million as of October 3, 2007. The B.J.K. Entities guaranty of this loan obligation was released in connection with the closing of the Transaction. Under the lease, B.J.K., as tenant, was obligated to pay the real estate taxes relating to the premises which amounted to approximately $44,000 in 2007. Upon the closing of the Transaction, the Company entered into an amended and restated lease agreement with 750 Park Place Realty Co., LLC, which includes identical rental provisions.

        During 2006, Jerry Silva, the B.J.K. Entities' Chief Executive Officer, and Rosalie Silva, Jerry Silva's wife, loaned $5,375,000 to ChemRx NJ. This obligation was evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. Ninety percent of the ownership interests of ChemRx NJ were owned by Jerry Silva and Steven Silva. In connection with the closing of the Transaction, ChemRx NJ became a wholly owned subsidiary of the Company. During 2006, B.J.K. loaned $3,000,000 to ChemRx NJ. This obligation was evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. At the closing of the Transaction, a total of $5,040,000 of net indebtedness owned by ChemRx NJ to Jerry Silva was repaid.

        As of the closing of the Transaction Jerry Silva and Steven Silva are employed by the Company. Pursuant to their employment agreements with the Company, which become effective upon the closing of the Transaction, Jerry Silva and Steven Silva will each earn annual salaries of $500,000 with the opportunity to earn a bonus of up to $250,000 annually in the discretion of the board of directors of the Company. The employment agreements for Jerry and Steven expire December 31, 2010 and 2012, respectively.

NOTE 5—Property and Equipment

        Property and equipment at December 31, 2007 consists of the following:

	December 31, 2007	Estimated Useful Lives
Leasehold improvements	$1,466,901	10 years
Furniture and fixtures	4,060,048	7 years
Computers and internal use software	3,184,842	5 years
Automobiles	245,065	5 years

	8,956,856
Less: Accumulated depreciation	150,808

Property and equipment, net	$8,806,048

        Depreciation and amortization expense for the year ended December 31, 2007 amounted to $150,808.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—Intangible Assets

        At December 31, 2007, the Company's intangible assets consisted of the following:

	Intangible Assets	Accumulated Amortization	Intangible Assets	Useful Lives
Trade names	$36,100,000	$300,833	$35,799,167	20 years
Customer lists	26,100,000	271,875	25,828,125	10 years
Non-compete agreements	19,500,000	541,667	18,958,333	6 years
Proprietary information technology	1,510,000	62,917	1,447,083	4 years

	$83,210,000	$1,177,292	$82,032,708

        Amortization expense for the year ended December 31, 2007 amounted to $1,177,292. Amortization expense for each of the next five years will be as follows: $7,063,750 per year for 2008 through 2010, $7,000,833 for 2011, and $6,686,250 for 2012.

NOTE 7—Loans Payable

Loan Payable, Bank

        On October 26, 2007, the Company entered into a First Lien Credit and Guaranty Agreement in an aggregate amount not to exceed $125,000,000, consisting of $80,000,000 aggregate principal amount of Initial Term Loans, $20,000,000 aggregate principal amount of Delayed Draw Term Loan Commitments, and up to $25,000,000 aggregate principal amount of Revolving Commitments. Additionally, on October 26, 2007, the Company entered into a Second Lien and Guaranty Agreement which consists of a second lien term loan facility in an aggregate amount not to exceed $37,000,000. Collectively herein referred to as the "Credit Facilities." On October 26, 2007, the Company utilized an aggregate of $121 million of the credit facility to fund the purchase of the B.J.K. Entities.

        The Initial Term Loan of the Credit Facilities matures on October 26, 2013 and bears interest at the lender's prime rate plus three hundred basis points or LIBOR plus four hundred basis points, at the option of the Company. At December 31, 2007, $80,000,000 was outstanding under the Initial Term Loan at an interest rate of 8.783%. Principal payments related to the Initial Term Loan will be $2,000,000 per annum from 2008 through 2010 and $4,000,000 per annum in 2011 and 2012.

        The Delayed Draw Term Commitments of the Credit Facilities expire on July 31, 2008. Any borrowings under the Delayed Loan Draw Term Commitments mature on October 26, 2013 and bear interest at the lender's prime rate plus three hundred basis points or LIBOR plus four hundred basis points, at the option of the Company. At December 31, 2007, there were no borrowings due under the Delayed Draw Term Loan Commitments.

        The Revolving Commitments of the Credit Facilities expire on October 26, 2012 and bears interest at the lender's prime rate plus three hundred basis points or LIBOR plus four hundred basis points, at the option of the Company (at rates of 10.25% for prime and 8.783% for LIBOR at December 31, 2007). As of December 31, 2007, $14,000,000 was outstanding under the Revolving Loans at an effective blended interest rate of 9.07%.

        The second lien term loan facility of the Credit Facilities matures on October 26, 2014 and bears interest at an agreed upon base rate plus 700 basis points or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 800 basis points, at the option of the Company. As of December 31, 2007, $37,000,000 was outstanding under the second lien term loan at an interest rate of 12.783%. There are no principal repayment requirements under the second lien term loan facility until the maturity date.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—Loans Payable (Continued)

        The Credit Facilities are collateralized by substantially all the assets of the Company. The Company is also required to comply with certain restrictive and financial covenants. The Credit Facilities provide for certain mandatory prepayments in the event cash proceeds are received from the sale of certain assets, the issuance of equity securities, the issuance of debt and in the event the Company has consolidated excess cash flow (as defined) in any fiscal year commencing in 2008.

        Effective March 31, 2008, the Company amended the First Lien Credit and Guaranty Agreement and the Second Lien Credit and Guaranty Agreement. These agreements govern the principal credit facilities and were entered into at the time of our Business Combination on October 26, 2007. The amendments were made in connection with certain violations of the financial covenants relating to fixed charge coverage ratios and total leverage ratios. The covenant violations arose because the definition of "Consolidated Adjusted EBITDA" in the two credit agreements excluded only $5,350,000 of employee bonuses which were paid at the time of the Business Combination, instead of the entire $11,000,000 of such employee bonuses which were intended to be excluded for this purpose. Accordingly, after the amendment, the definition of "Consolidated Adjusted EBITDA" provides that the entire $11,000,000 of employee bonuses paid in conjunction with the October 26, 2007 business combination is excluded from such calculation, effective as of agreements relating to the original date of the First and Second Lien Debt.

        The amendment of the First Lien Credit and Guaranty Agreement included an increase to the margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5%% to 4.0%) and for Base rate loans from 3.00% to 3.50% (from the original range of 2.5% to 3.0%), respectively, as well as an amendment fee of .25% on the outstanding First Lien indebtedness. The amendment to the Second Lien Credit and Guaranty Agreement established a LIBOR-based loan floor interest rate of 13.25%, and a Base Rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the Second Lien Debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the original applicable margin of 7.00%.

        The tax filing covenant violation was cured by the Company by filing the appropriate document within the grace period.

Deferred Financing Costs

        Deferred financing costs relating to the aforementioned loans at December 31, 2007 consist of the following:

Company	Deferred Financing Costs	Less Accumulated Amortization	Deferred Financing Costs, net	Estimated Useful Lives
Loan payable, bank	$4,915,670	$136,306	$4,779,364	5-7 years

        Amortization expense for the year ended December 31, 2007 amounted to approximately $136,306.

        Amortization expense will be approximately $818,000 for the years ending December 31, 2008 through 2011, and $793,000, $582,000 and $134,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—Loans Payable (Continued)

Subordinated Notes Payable—Stockholder

        At December 31, 2007, notes payable—stockholders consists of unsecured loans from the former stockholders of the B.J.K. Entities. As part of the financing of the acquisition of the B.J.K. Entities, the Company issued subordinated notes totaling $8,258,748, not including interest of $149,337 through 12/31/07 to the former shareholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%.

NOTE 8—Retirement Plan

        The Company has a 401(k) defined contribution plan covering all eligible employees. Contributions to the plan are discretionary. The Company currently makes a matching contribution of 50% of the employee's first 5% of their compensation contributed to the plan. Contributions to the plan for the year ended December 31, 2007 amounted to approximately $120,000.

NOTE 9—Treasury Stock

        During October 2007, 637,085 shares of Chem Rx's common stock were purchased from stockholders who voted against the acquisition of the B.J.K. Entities and requested a redemption of their shares into a pro rata share of the Trust Fund. The cost of the shares purchased was $3,653,833.

NOTE 10—Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 11—Earnings Per Share Data

        The following table sets forth the calculation of net income (loss) per share on a basic and diluted basis:

	For the Years Ended December 31,
	2007	2006
Net income (loss) available to common stockholders	$1,998,260	$(405,839)

Weighted average shares outstanding—basic	10,645,824	9,945,001
Net effect of dilutive Warrants and Units	596,039	—

Weighted average shares outstanding—diluted	11,241,863	9,945,001

NOTE 12—Contribution Agreement

        On August 25, 2006, Chem Rx and BioValve Technologies, Inc. ("BioValve"), a privately-held innovator in life sciences, announced that they entered into a definitive agreement ("Contribution Agreement") whereby Chem Rx agreed to acquire a majority interest in Valeritas, LLC ("Valeritas"), the medical technologies subsidiary of BioValve.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—Contribution Agreement (Continued)

        On January 27, 2007, Chem Rx and BioValve announced that they had agreed to terminate the Contribution Agreement and mutually release both parties from further claims. In connection therewith, approximately $898,000 of capitalized deferred acquisition costs were charged to operating expense during the quarter ended December 31, 2006.

NOTE 13—Litigation

        On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint against the Company and other parties with the Superior Court of California for the City and County of San Francisco. The complaint asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and declaratory relief alleging that the Company breached a financial advisory services agreement with plaintiffs. It sought damages in excess of $2.23 million against all defendants. On March 24, 2008, the defendants demurred to the complaint. Plaintiffs have not yet responded to the demurrers. The Company has not concluded that the prospect of an unfavorable outcome in this matter is either "probable" or "remote" nor can it express an opinion on the outcome of this matter. The Company believes it has valid and meritorious defenses to the claims and intends to vigorously defend its position.

NOTE 14—Commitments

Commitment and Contingencies

        The initial stockholders of Chem Rx are entitled to registration rights with respect to their founding shares pursuant to an agreement dated October 21, 2005. The holders of the majority of these shares are entitled to make up to two demands that Chem Rx register these shares at any time commencing three months prior to October 21, 2008. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to October 21, 2008.

        Pursuant to an agreement dated October 26, 2007, the Sellers are entitled to certain piggyback and demand registration rights with respect to the shares of Chem Rx's common stock that they were issued as part of the Stock Purchase Agreement.

Lease Commitments

        The Company leases real estate properties under non-cancelable leases that expire at various times and have various renewal options. Under the terms of these leases the Company pays property taxes, insurance, maintenance and other expenses related to the leased properties.

        Total rent expense for the year ended December 31, 2007 was $381,417.

CHEM RX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—Commitments (Continued)

        Future minimum annual rental commitments are as follows:

For the Year ending December 31,	Amount
2008	$1,979,876
2009	1,846,376
2010	2,143,267
2011	2,132,545
2012	2,073,953

Total	$10,176,017

        The Company has additional employment agreements with its Chief Financial Officer and Vice President of New Jersey Operations in the amount of $515,000 in the aggregate that expire in 2010.

NOTE 15—Subsequent Event

        The Compensation Committee made the initial stock awards to each of the non-employee directors based upon the closing price of our company's common stock on January 23, 2008. Accordingly, each such person was awarded 4,717 shares of common stock, which shall vest as to 1,572, 1,572 and 1,573 shares on the first, second and third anniversaries, respectively, of the date of the award. The shares will be retained by us until vested, and will be forfeited to the extent not vested in the event the individual ceases for any reason to be a director of our Company. Such vesting arrangements will be reflected in an agreement to be entered into with each award recipient.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
B.J.K., Inc. d/b/a ChemRx

        We have audited the combined balance sheets of B.J.K., Inc. d/b/a ChemRx and subsidiaries and affiliate (the "Company") as of October 26, 2007 and December 31, 2006, and the related combined statements of income, equity and cash flows for the nine months and 26 days ended October 26, 2007 and the year ended December 31, 2006. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of B.J.K., Inc. d/b/a ChemRx and subsidiaries and affiliate (the "Company") as of October 26, 2007 and December 31, 2006, and the combined results of their operations and their cash flows for the nine months and 26 days ended October 26, 2007 and year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ KGS LLP KGS LLP

April 2, 2008
Jericho, New York

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

COMBINED BALANCE SHEETS

	As of October 26, 2007	As of December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$129,408	$1,456,339
Accounts receivable, net of allowance for doubtful accounts of $6,615,252 in 2007 and $5,024,898 in 2006, and sales discounts of 1,239,111 in 2007 and 1,466,304 in 2006	61,570,724	54,409,146
Inventory	19,088,128	20,521,009
Due from affiliates	243,657	397,656
Due from Paramount Acquisition Corp.	479,000	—
Prepaid expenses and other current assets	2,194,839	834,374

Total Current Assets	83,705,756	77,618,524

PROPERTY AND EQUIPMENT, Net	11,088,781	7,580,969

OTHER ASSETS
Intangible assets, net	2,369,832	1,511,427
Goodwill	1,686,470	—
Deferred financing costs, net	176,003	271,697
Deposits	2,561,616	61,616

Total Other Assets	6,793,921	1,844,740

TOTAL ASSETS	$101,588,458	$87,044,233

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$26,254,521	$21,488,422
Accrued expenses and other current liabilities	12,853,155	2,175,697
Current portion of long-term debt	1,938,706	1,692,373

Total Current Liabilities	41,046,382	25,356,492

OTHER LIABILITIES
Loan payable—bank	26,993,931	17,500,000
Long-term debt, less current portion	4,800,000	6,400,000
Mortgage payable—long-term	2,759,737	2,843,936
Loan payable—member	4,141,770	4,900,000

Total Other Liabilities	38,695,438	31,643,936

TOTAL LIABILITIES	79,741,820	57,000,428

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,051,910	852,823

EQUITY
Common stock, no par value—authorized 10,000 shares, 6,667 shares issued and 4,784 shares outstanding in 2007 and 2006	148,000	148,000
Treasury stock, 1,883 shares (at cost)	(18,000,000)	(18,000,000)
Members' deficiency	(942,248)	(119,613)
Retained earnings	39,588,976	47,162,595

TOTAL EQUITY	20,794,728	29,190,982

TOTAL LIABILITIES AND EQUITY	$101,588,458	$87,044,233

The accompanying notes are an integral part of these combined financial statements.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

COMBINED STATEMENTS OF INCOME

	For the Nine Months and 26 Days Ended October 26, 2007	For the Year Ended December 31, 2006
NET SALES	$256,669,391	$261,638,724
COST OF SALES	192,454,129	196,590,364

GROSS PROFIT	64,215,262	65,048,360
OPERATING EXPENSES
Selling, general and administrative expenses	58,716,335	45,320,062

INCOME FROM OPERATIONS	5,498,927	19,728,298

OTHER INCOME (EXPENSES)
Interest income	19,887	37,244
Interest expense	(2,168,790)	(1,342,185)
Key man life insurance	—	10,000,000
Other income, net	575,317	649,884

TOTAL OTHER INCOME (EXPENSES)	(1,573,586)	9,344,943

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	3,925,341	29,073,241
MINORITY INTEREST	(846,595)	(1,160,300)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,078,746	27,912,941
PROVISION FOR INCOME TAXES	300,000	381,500

NET INCOME	$2,778,746	$27,531,441

The accompanying notes are an integral part of these combined financial statements.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

COMBINED STATEMENTS OF EQUITY

For the Nine Months and 26 Days Ended October 26, 2007 and
For the Year Ended December 31, 2006

	Common Stock	Treasury Stock	Members' Deficiency	Retained Earnings	Total
BALANCE—January 1, 2006	148,000	$—	$—	$28,911,531	$29,059,531
Net income (loss)	—	—	(719,623)	28,251,064	27,531,441
Treasury stock	—	(18,000,000)	—	—	(18,000,000)
Members' contributions	—	—	600,010	—	600,010
Distributions	—	—	—	(10,000,000)	(10,000,000)

BALANCE—December 31, 2006	148,000	(18,000,000)	(119,613)	47,162,595	29,190,982
Net income (loss)	—	—	(822,635)	3,601,381	2,778,746
Distributions	—	—	—	(11,175,000)	(11,175,000)

BALANCE—October 26, 2007	148,000	$(18,000,000)	$(942,248)	$39,588,976	$20,794,728

The accompanying notes are an integral part of these combined financial statements.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

COMBINED STATEMENTS OF CASH FLOWS

	For the Nine Months and 26 Days Ended October 26, 2007	For the Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,778,746	$27,531,441

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	94,391
Bad debt expense	2,718,322	2,759,359
Depreciation and amortization	1,622,376	1,267,813
Amortization of debt financing costs	95,694	93,365
Key man life insurance	—	(10,000,000)
Minority interest	849,087	1,160,300
Changes in operating assets and liabilities:
Accounts receivable	(8,999,095)	(12,438,910)
Inventory	2,236,154	(5,651,060)
Prepaid expenses and other current assets	(1,160,465)	(403,980)
Deposits	(2,500,000)	(61,616)
Accounts payable	3,268,663	3,924,713
Accrued expenses and other current liabilities	10,677,458	(1,216,812)

TOTAL ADJUSTMENTS	8,808,194	(20,472,437)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,586,940	7,059,004

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to affiliates	—	(265,946)
Cash paid for acquisition of business	(2,273,112)	—
Repayment of advances to affiliates	153,989	352,897
Purchases of property and equipment	(4,399,812)	(2,394,787)
Purchases of customer lists	(1,088,781)	(1,515,360)

NET CASH USED IN INVESTING ACTIVITIES	(7,607,706)	(3,823,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable—bank	$10,382,559	$3,000,000
Proceeds from long-term debt	—	8,000,000
Repayments of loan payable—bank	(2,248,062)	—
Repayments of mortgage payable	(78,432)	(86,500)
Proceeds of loan payable—member	—	4,900,000
Payments made due from Paramount Acquisition Corp.	(479,000)	—
Repayments of loan payable—member	(758,230)	—
Deferred financing costs	—	(241,934)
Proceeds from members' contributions	—	600,010
Purchase of treasury stock	—	(8,000,000)
Distributions to stockholders/members	(11,175,000)	(10,000,000)
Distributions to minority interests	(950,000)	(840,000)

NET CASH USED IN FINANCING ACTIVITIES	(5,306,165)	(2,668,424)

NET DECREASE (INCREASE) IN CASH	(1,326,931)	567,384
CASH—Beginning	1,456,339	888,955

CASH—Ending	$129,408	$1,456,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,077,088	$1,480,112
Taxes	$412,800	$1,928,200
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
Keyman Life Insurance paid directly to estate of an officer and stockholder of the Company to purchase treasury stock	$—	$10,000,000
Non-Cash investing and financing activities:
Fair value of assets acquired	$2,384,078
Goodwill	1,686,470
Liabilities assumed and minority interest	(1,797,436)

NET CASH PAID	$2,273,112

The accompanying notes are an integral part of these combined financial statements.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1—Business

        The accompanying combined financial statements include the accounts of B.J.K. Inc. ("B.J.K.") d/b/a Chem Rx, its subsidiary, ChemRx/Salerno's LLC ("Salerno's") and its affiliate ChemRx New Jersey, LLC ("ChemRx NJ") which operate institutional pharmacies, principally providing pharmaceutical dispensing services as well as surgical supplies, durable medical equipment, over the counter drugs and infusion therapy services. The principal market for their products are long-term care organizations throughout New York State, New Jersey and Northeastern Pennsylvania. Salerno's, which was owned 90% by B.J.K., was organized in November 2006 and commenced operations on January 12, 2007. ChemRx NJ, which is owned 90% by a stockholder of B.J.K., was organized on February 23, 2006 and commenced operations during August 2006. 750 Park Place, Realty Co., LLC ("750 Park Place") is a real estate limited liability company which owns the property leased by B.J.K. for its operations.

Sale of Business

        During June 2007, B.J.K. entered into a stock purchase agreement (the "Agreement"), whereby all of the issued and outstanding shares of B.J.K. and the membership interests in ChemRx NJ would be acquired by a non-related third party for cash and common stock in the acquiring company. The Agreement did not include the purchase of 750 Park Place. The stockholders of B.J.K. may receive additional earn outs and contingent shares based upon certain milestones, as defined in the Agreement. In addition, under the terms of the Agreement, certain key employees of the Company entered into employment arrangements with the acquiring company. This transaction (the "Transaction") closed on October 26, 2007.

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation and Combination

        The accompanying combined financial statements include the accounts of B.J.K., Salerno's, ChemRx NJ, and 750 Park Place, a variable interest entity under common ownership. As a result of the adoption in 2005 of the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46 (R)"), "Consolidation of Variable Interest Entities, an interpretation of the provisions of ARB No. 51", 750 Park Place has been consolidated with B.J.K. Collectively all such entities are referred to hereinafter as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation and combination.

Minority Interest and Members' Deficiency

        Minority interest represents one hundred percent (100%) of the members' equity of 750 Park Place since this is substantially owned by B.J.K.'s stockholders and not by B.J.K.. In addition, minority interest includes approximately ten percent (10%) of the members' equity of Salerno's.

        The minority interest in the net assets of ChemRx NJ has been reduced to zero, as the minority's interest in the net losses since inception of approximately $897,022 has not been recorded since there is no commitment by the minority to fund such losses. Furthermore, the minority's interest in any future profits will not be recognized until the aggregate of such profits equals the aggregate unrecognized losses.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Consolidation of Variable Interest Entities

        In January 2003, and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (R) ("FIN 46 R"). Prior to the issuance of this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. For these purposes, variable interests held by related parties should be combined with the reporting entity.

        B.J.K. is the secondary guarantor of a mortgage payable for the facility owned by 750 Park Place aggregating $2,857,872 at October 26, 2007. The assets, liabilities and net income of 750 Park Place as of and for the nine months and twenty six days ended October 26, 2007 amounted to $3,766,583, $2,911,719 and $952,041, respectively. The assets, liabilities and net income of 750 Park Place as of and for the year ended December 31, 2006 amounted to $3,817,899, $2,965,076 and $1,160,300, respectively. Since B.J.K. and 750 Park Place are entities under common control, the assets and liabilities of 750 Park Place were recorded in consolidation at predecessor cost basis.

Accounts Receivable

        The concentration of credit risk in the Company's account receivable with respect to the long-term care industry is mitigated by the Company's credit evaluation process, credit limits and monitoring procedures. The Company does not require collateral to support accounts receivable. For the periods ended October 26, 2007 and December 31, 2006, approximately 52%, 49%, respectively of the Company's sales were received from Medicare Part D plans, and 19% and 21% of the Company's sales were received from New York State Medicaid, respectively.

Inventory

        Inventory consists of finished goods, primarily pharmaceutical drugs and surgical supplies, and is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

        Property and equipment are recorded at cost and the building is recorded at the predecessor cost basis of 750 Park Place. Depreciation is provided on a straight-line basis based upon the estimated useful lives of the respective assets. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the costs of significant betterments are capitalized. Upon sale or retirement of the related asset, the associated costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in the accompanying combined financial statements.

Deferred Financing Costs

        Deferred financing costs include costs to obtain debt financing which are amortized over the life of the corresponding debt.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenues at the time products are delivered or services are provided. A significant portion of these revenues are billed under the federal Medicare Part D plan, state Medicaid programs and to a lesser extent long-term care facilities and third party insurance plans. A substantial majority of revenues billed to Medicare Part D plans, Medicaid programs and third party insurance plans are electronically settled at the time a prescription is dispensed and the amounts that will be reimbursed are known and reflected in the Company's data base, subject to certain post-settlement adjustments which generally are immaterial. Net sales are reported at the estimated net realizable amounts from long-term care organizations, third party insurance companies and residents. The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. The Company establishes an allowance for billing adjustments based on historical experience for claims rejected upon submission for electronic settlement or otherwise.

Vendor Rebates

        Emerging Issues Task Force ("EITF") No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration received from a Vendor," requires that if a vendor offers a customer a rebate or refund of a specified amount and the time period and the amounts are not probable and reasonably estimable, it should be recognized as the milestones are achieved. Since vendor rebate amounts are not probable and reasonably estimable, they are recognized when received. The Company received rebates from vendors of approximately $3,554,000 during the nine months and twenty six days ended October 26, 2007 and $2,816,000 for the year ended December 31, 2006. These amounts were recorded as reductions to cost of sales in the combined statements of income.

Income Taxes

        B.J.K., with consent from its stockholders, has elected to be taxed under the provisions of Subchapter "S" of the Internal Revenue Code and corresponding provisions of the New York State Franchise Tax Law. Under the aforementioned provisions, corporate income or loss or any tax credits earned are included in the stockholders' individual federal and state tax returns. B.J.K. is subject to applicable New York State Subchapter "S" corporation and New York City corporate income taxes.

        Salerno's, ChemRx N.J. and 750 Park Place are limited liability companies under the provisions of the Internal Revenue Code and applicable state statutes and, accordingly, are not subject to federal or state income taxes. The members are taxed on their proportionate share of the partnership's taxable income.

Goodwill

        Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition is recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss will be recognized.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncement

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2007, and is to be applied to all open tax years as of the date of effectiveness. The Company does not expect the application of the Interpretation to have a material impact to its combined financial statements.

        In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the Company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported as gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of EITF 06-3 did not have a material effect on the combined financial statements.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the impact of SFAS 157 on its financial statements and is currently not yet in a position to determine such effects.

        In February 2007, the FASB issued SFAS No.159 "The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the impact of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R". SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned subsidiaries.

        Management does not believe that any offer recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Advertising and Promotion

        Advertising and promotion costs are expensed as incurred. Advertising and promotion expense for the nine months and twenty six days ended October 26, 2007 and for the year ended December 31, 2006 amounted to approximately $692,000 and $726,000, respectively.

Allowance for Doubtful Accounts

        The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivable and historical collection information by customer. Normally, accounts receivable are due within periods ranging from 30 to 90 days after the date of invoice. Accounts receivable are written off when they are determined to be uncollectible.

	2007	2006
Balance—beginning	$5,024,898	$4,611,131
Direct write-offs	(1,127,978)	(2,345,593)
Increase (decrease) in reserve	2,718,322	2,759,360

Balance—end	$6,615,252	$5,024,898

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts. Actual results could differ from those estimates.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required.

Fair Value of Financial Instruments

        The Company's financial instruments include cash, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The Company estimates that carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates, and other factors.

Segment Information

        The Company has determined that its operations are conducted in only one business segment. Reportable segments are defined by product and type of customer. All of the Company's sales are through prescriptions placed by long term care institutions (long-term care facilities, nursing homes, group homes). All sales are reviewed in total to assess performance. There is no meaningful resource allocation among products and type of customer. Substantially all Company personnel work on all products. Accordingly it has been determined that the Company sells to one type of customer.

Reclassifications

        Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year combined financial statements. These reclassifications have no effect on previously reported combined income.

NOTE 3—Concentration of Risk and Major Suppliers

Cash

        The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of October 26, 2007 and December 31, 2006. At October 26, 2007, the cash balance exceeds the FDIC limit by approximately $2,144,000.

Major Suppliers

        Purchases from three suppliers represented approximately 81% and 82% of purchases, for the nine months and twenty six days ended October 26, 2007 and for the year ended December 31, 2006, respectively. At October 26, 2007 and December 31, 2006 the aggregate amount due these suppliers was approximately $18,502,000 and $17,717,000, respectively, which was included in accounts payable. Management believes that other suppliers could provide these products on comparable terms. In addition, the accounts payable balance for four suppliers, three of which are the major suppliers, are secured by liens on substantially all the assets of B.J.K.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 4—Related Party Transactions

        During the nine months and twenty six days ended October 26, 2007 and the year ended December 31, 2006 the Company received approximately $154,000 and $87,000, respectively, from another entity substantially owned by the stockholders of B.J.K. These funds are a partial repayment of funds previously advanced to the entity. At October 26, 2007 and December 31, 2006 the outstanding advances due from this entity amounted to $244,000 and $398,000, respectively. Management believes that this amount will be repaid in full within twelve months of December 31, 2007.

NOTE 5—Property and Equipment

        Property and equipment at October 26, 2007 and December 31, 2006 consists of the following:

	2007	2006	Estimated Useful Lives
Land	$945,206	$945,206
Building and building improvements	4,925,861	4,349,698	10-40 years
Furniture and fixtures	8,522,112	6,313,758	7 years
Computers and internal use software	3,872,099	1,937,761	5 years
Automobiles	437,886	256,929	5 years

	18,703,164	13,803,352

Less: accumulated depreciation and amortization	7,614,383	6,222,383

Property and equipment, net	$11,088,781	$7,580,969

        Depreciation expense for nine months and twenty six days ended October 26, 2007 and the year ended December 31, 2006 amounted to approximately $1,392,000 and $1,114,000, respectively.

NOTE 6—Intangible Assets

        At October 26, 2007 and December 31, 2006, the Company's intangible assets consisted of customer lists of $2,369,832 and $1,511,427, respectively, which is net of accumulated amortization of $734,309 and $503,933, respectively. During the nine months and twenty six days ended October 26, 2007 and the year ended December 31, 2006, ChemRx NJ acquired customer lists in the amount of $1,088,781 and $1,515,360, respectively to increase its services and customer base. The customer lists are being amortized on a straight-line basis over its estimated useful lives ranging from five to ten years. Amortization expense for the nine months and twenty six days ended October 26, 2007 and the year ended December 31, 2006 amounted to $230,376 and $153,933, respectively. Amortization expense for the next five years will be as follows: December 31, 2008—$201,536; 2009 to 2012—$151,536 per year.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7—Loans Payable

Loan Payable, Bank

        On November 15, 2006, B.J.K. entered into a $50,000,000 Credit Facility, inclusive of a $25,000,000 revolving credit facility, a $17,000,000 acquisition credit facility and an $8,000,000 term loan facility (collectively the "Credit Facility"). On May 31, 2007, the Credit Facility was amended to change the revolving credit facility to $30,000,000 and the acquisition credit facility to $12,000,000. The Credit Facility replaced the $25,000,000 revolving credit facility.

        The revolving credit facility component of the Credit Facility expires on November 15, 2009 and bears interest at the bank's prime rate or LIBOR plus one hundred basis points, at the option of B.J.K. (at rates of 6.09% LIBOR and 7.75% for prime at October 26, 2007). As of October 26, 2007, $25,000,000 was outstanding under the revolving credit facility. The term loan facility matures on November 15, 2011 and bears interest at the bank's prime rate or LIBOR plus one hundred and twenty five basis points, at the option of B.J.K. (at a rate of 6.38% LIBOR at October 26, 2007). The acquisition credit facility commitment termination date is November 15, 2008; the facility bears interest at the bank's prime rate or LIBOR plus one hundred and twenty five basis points, at the option of B.J.K. (at a rate of 6.30% LIBOR at October 26, 2007). As of October 26, 2007, $2,634,502 was outstanding under the acquisition credit facility. The bank charges a fee equal to 12 1/2 and 25 basis points per annum on the unused balance under the revolving credit facility and the acquisition credit facility, respectively. At the termination of the acquisition line, any unused amounts will increase the revolving credit facility.

        As of December 31, 2006, $17,500,000 was outstanding under the revolving credit facility at interest rates of 7.75% prime or 6.09% LIBOR. As of December 31, 2006, $8,000,000 was outstanding under the term loan facility at a rate of 6.61% LIBOR. No funds were borrowed under the acquisition credit facility as of December 31, 2006.

        The Credit Facility is collateralized by substantially all the assets of B.J.K., guaranteed by 750 Park Place and personally guaranteed by two of the Company's stockholders/ members up to a limit of $15,000,000. B.J.K. is also required to comply with certain restrictive and financial covenants. B.J.K. was in violation of one of its covenants as of December 31, 2006. In May 2007, B.J.K. received a waiver from the bank related to its covenant violation.

Mortgage Payable

        750 Park Place is obligated under a mortgage note with the aforementioned bank for the facility utilized by B.J.K. The note bears interest at 8.83% and is payable in monthly installments of $29,410, through May 31, 2011 at which time a final payment of $2,462,555 is due. B.J.K. is a secondary guarantor of the mortgage payable.

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7—Loans Payable (Continued)

        Principal payments related to debt are as follows:

For the year ending October 26,	Term Loan Amount	Acquisition Credit Facility Amount	Revolving Credit Facility	Mortgage Payable	Total
2008	$1,200,000	$640,571	$—	$98,135	$1,938,706
2009	1,600,000	640,570	25,000,000	111,084	27,351,654
2010	1,600,000	640,570	—	121,328	2,361,898
2011	1,600,000	640,570	—	2,527,325	4,767,895
2012	—	72,221	—	—	72,221

	$6,000,000	$2,634,502	$25,000,000	$2,857,872	$36,492,374

Deferred Financing Costs

        Deferred financing costs relating to the aforementioned loan and mortgage payables at October 26, 2007 consist of the following:

Company	Deferred Financing Costs	Less Accumulated Amortization	Deferred Financing Costs, net	Estimated Useful Lives
Loan payable, bank	$241,935	$100,981	$140,954	3 years
Mortgage payable	104,935	69,886	35,049	10 years

Total	$346,870	$170,867	$176,003

        Deferred financing costs relating to the aforementioned loan and mortgage payables at December 31, 2006 consist of the following:

Company	Deferred Financing Costs	Less Accumulated Amortization	Deferred Financing Costs, net	Estimated Useful Lives
Loan payable, bank	$241,935	$13,440	$228,495	3 years
Mortgage payable	104,935	61,733	43,202	10 years

Total	$346,870	$75,173	$271,697

        Amortization expense for the nine months and twenty six days ended October 26, 2007 and the year ended December 31, 2006 amounted to approximately $96,000 and $93,000, respectively. Amortization expense for the year ended December 31, 2006 includes unamortized deferred financing costs associated with the former Agreement between B.J.K. and its bank of approximately $41,000.

Loan Payable, member

        At October 26, 2007, loan payable, member consists of unsecured loans from one of the members of ChemRx NJ that is due on demand, but will not be repaid in 2008. The loan bears interest at 7.5% per annum. At October 26, 2007 and December 31, 2006, loan payable, member amounted to $5,375,000 and $4,900,000, respectively. Interest Expense amounted to $230,000 for the nine months

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7—Loans Payable (Continued)

and twenty six days ended October 26, 2007. Interest expense amounted to approximately $74,000 for the year ended December 31, 2006.

        B.J.K. has paid certain expenses in the amount of $1,233,230 on behalf of its Chief Executive Officer. The advances are non-interest bearing and are due on demand at October 26, 2007 and were paid as of this date. For presentation purposes, such advances have been netted against loans payable-member in combination.

NOTE 8—Retirement Plan

        B.J.K. has a 401(k) defined contribution plan covering all eligible employees. Contributions to the plan are discretionary. B.J.K. currently makes a matching contribution of 50% of the employee's first 5% of their compensation contributed to the plan. Contributions to the plan for the nine months and twenty six days ended October 26, 2007 and the years ended December 31, 2006 amounted to approximately $586,000 and $288,000, respectively.

NOTE 9—Treasury Stock

        In February 2006, an officer and stockholder of B.J.K. passed away. The stockholder owned 27.5% of the outstanding shares of B.J.K. Upon death, B.J.K. became obligated to purchase the shares from the decedent's estate and the estate became obligated to sell the shares to B.J.K.. B.J.K. and the decedent's estate agreed that shares would be purchased at a price of $18,000,000. The shares were purchased during November 2006 and were funded through the proceeds of a life insurance policy on the decedent paid directly by the insurance company to the decedent's estate ($10,000,000) and a term loan from the Company's bank ($8,000,000) (Note 7).

NOTE 10—Commitments

Lease Commitments

        The Company leases real estate properties under non-cancelable leases that expire at various times and have various renewal options. Under the terms of these leases the Company pays property taxes, insurance, maintenance and other expenses related to the leased properties.

        Total rent expense for the nine months and twenty six days ended October 26, 2007 and for the years ended December 31, 2006 was $90,403 and $109,690, respectively.

        Future minimum annual rental commitments are as follows:

For the Year ending October 26,	Amount
2008	$455,820
2009	370,776
2010	341,582
2011	336,080
2012	301,458

Total	$1,085,716

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11—Acquisition

Purchase of Pennsylvania Based Long Term Care Pharmacy

        On January 12, 2007, pursuant to an Asset Purchase Agreement (the "Agreement"), B.J.K. (through its subsidiary, Salerno's) acquired substantially all of the assets and assumed certain liabilities of Salernos' Pharmacy, LLC (Salerno's LLC). Under the Agreement the former member of Salerno's LLC received a 10% interest in Salerno's. Salerno's LLC is an institutional pharmacy, which principally provides pharmaceutical dispensing services as well as surgical supplies, durable medical equipment and over the counter drugs throughout the northeastern region of the Commonwealth of Pennsylvania.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the combined financial statements include the operations of Salerno's from January 12, 2007, the effective date of the acquisition, through October 26, 2007. The allocation of the purchase price amounting to $1,704,609 is summarized as follows:

Accounts receivable	$880,805
Inventory	475,273
Property and equipment	500,000
Goodwill	1,645,967
Accounts payable	(1,497,436)
Minority interest	(300,000)

Total	$1,704,609

Employment Agreement

        In conjunction with the acquisition, Salerno's entered into an agreement with the former sole member of Salerno's LLC to serve as an executive of Salerno's. The agreement is for a period of two years, which expires on January 12, 2009. For services provided, this individual is entitled to an annual compensation of $175,000 and commissions on new business generated. The agreement is automatically renewable for one year periods, unless ninety day notice is given by Salerno's to the executive or the executive gives ninety day notice to Salerno's.

Purchase of Albany, New York Based Long Term Care Facility

        On August 27, 2007 B.J.K., acquired certain assets and assumed certain liabilities of an Albany, New York based long-term care pharmacy for approximately $328,000 in cash plus transaction costs of $40,503 and $200,000 in deferred payments, based on the achievement of certain bed count milestones.

NOTE 12—Litigation

        On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint against the Company and other parties with the Superior Court of California for the City and County of San Francisco. The complaint asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and declaratory relief alleging that the Company breached a financial advisory services agreement with plaintiffs. It sought damages in excess of $2.23 million against all defendants. On March 24, 2008, the defendants demurred to the complaint. Plaintiffs have not yet responded to the demurrers. Outside

B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12—Litigation (Continued)

counsel has not concluded that the prospect of an unfavorable outcome in this matter is either "probable" or "remote" or are they able to express an opinion on the outcome of this matter. The Company believes it has valid and meritorious defenses to the claims and intends to vigorously defend its position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        In accordance with Item 307 of Regulation S-K, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Company has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting and Changes in Internal Control

        This annual report does not include a report by management as to internal control over financial reporting, which is required under the rules applicable to annual reports on Form 10-K. Management notes that the internal control over financial reporting relating to the business that produced all of the revenues reported in the financial statements contained herein is the internal control over financial reporting of the business acquired by us in our initial business combination transaction on October 26, 2007. Before that date, we were a blank check company with no business operations, no operating assets other than cash held in a trust account pending the consummation of a business combination, and no purpose other than to seek to effect a merger, acquisition or other similar business combination with an operating business in the healthcare industry.

        Substantially all of the internal control over financial reporting that existed prior to our October 26, 2007 business combination no longer exists and has been replaced by the internal control over financial reporting of B.J.K. Inc., our operating subsidiary which we acquired in our initial business combination on that date. Prior to October 26, 2007, B.J.K. Inc. was a private company not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by this Form 10-K. In addition, there was a relatively short period of time between the date of our business combination and the end of our fiscal year on December 31, 2007 during which management could make an assessment of the acquired company's internal control over financial reporting; and during that time, as well as since December 31, 2007, management has focused on the operation of our continuing business as well as other business activities including efforts to expand our business as described elsewhere in this annual report. Because of the foregoing, our management has determined that it would not be practicable to perform an assessment of our internal control over financial reporting as it existed on October 26, 2007 as a result of our initial business combination and continued to exist on December 31, 2007. Our management has also determined that an assessment of our internal control over financial reporting as in effect prior to our October 26, 2007 business combination would not be meaningful due to the essentially complete change in our internal control over financial reporting that occurred on that date. Therefore, management has determined that it is appropriate to exclude from this annual report on Form 10-K any report or evaluation regarding our internal control over financial reporting, both relating to the business we acquired on October 26, 2007 and relating to our operations before that acquisition.

        We are actively preparing for full compliance with the requirements of Items 308 or 308T of Regulation S-K for our 2008 Form 10-K. In connection with our recent implementation of various corporate governance initiatives, our Board established an audit committee, and appointed three independent directors to that committee. The chairman of the audit committee has been working with our principal financial officer to retain the services of a competent and experienced accounting firm to assist management in documenting, reviewing and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting and assisting in the development of any remedial actions, if necessary. We are in the process of retaining an accounting firm for this purpose. In this way, we are making arrangements to make an assessment of internal control over financial reporting for inclusion in our annual report on Form 10-K for the year ended December 31, 2008.

        We intend to fully comply with all applicable Items required by Form 10-K in our annual report on such Form with respect to the fiscal year ending December 31, 2008, including any requirements relating to an assessment of internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

        The board of directors and executive officers of our Company are as follows:

Name	Age	Position
Jerry Silva	73	Chief Executive Officer and Chairman of the Board
Steven C. Silva	42	Director, President and Chief Operating Officer
Charles L. Kelly	48	Chief Financial Officer (resigned effective April 7, 2008)
Michael Segal	34	Vice President—New Jersey Operations
J. Jay Lobell	45	Director
David J. Kellman	30	Director
Richard M. Gozia	63	Director
Andrew R. Jones	45	Director
Robert R. Hinckley	49	Director

        Jerry Silva is the Chairman of the Board and our Chief Executive Officer. He became a member of our Board, and Chairman and Chief Executive Officer on October 26, 2007. His term as a director of our Company will expire at the annual meeting of our Company's stockholders in 2010. In addition, he is also currently our Chief Executive Officer, a position he has held since he founded B.J.K. in 1958. Jerry Silva is a member of the American Society of Consultant Pharmacists, a professional association of consultant and senior care pharmacists, a member of the advisory board of Managed Health Care Associates, Inc., a group purchasing organization in which our Company participates, and a member of the board of directors of American College of Health Care Administrators, a professional association of healthcare administrators. Jerry Silva holds a B.S. degree from the Columbia University College of Pharmacy and is a New York State registered pharmacist.

        Steven C. Silva is a director and the President and Chief Operating Officer of our Company. He became a member of our Board, and President and Chief Operating Officer on October 26, 2007. His term as a director of our Company will expire at the annual meeting of our Company's stockholders in 2010. He has been employed by our Company for 16 years. In his current capacities, Steven Silva is responsible for overseeing all of our Company's operations, with specific responsibilities as director of sales and new account marketing. Steven Silva maintains contact with our Company's significant clients and also oversees our technology platform. Prior to May 2006, Steven Silva held several positions with our Company including Director of Corporate Operations and Vice President of Sales & Servicing. Steven Silva holds a B.A. degree in communications from New York University. Steven Silva is the son of Jerry Silva.

        Charles L. Kelly has been the Chief Financial Officer since September 2006. Mr. Kelly has over 25 years of finance and public accounting experience. Prior to joining us in September 2006, Mr. Kelly was employed by Spotless Group Ltd., an international provider of industrial and governmental support services and provider of injection molded products and related services to U.S. and European based retailers, serving as Senior Vice President of U.S. Operations (Retailer Services Division) from November 2003 to June 2006 and as Global Vice President of Finance and Administration (Retailer Services Division) from April 1995 through June 2006. Mr. Kelly also worked for several years in the audit department of PriceWaterhouseCoopers. Mr. Kelly holds a B.S. degree in Accounting from State University of New York, Albany and is a member of the New York State Society of Certified Public Accountants and American Institute of Certified Public Accountants. Mr. Kelly resigned his position effective April 7, 2008.

        Michael Segal is the Vice President for New Jersey Operations of our Company. Mr. Segal has been Vice President for New Jersey Operations since August 2006. Prior to joining our Company in April 2006, Mr. Segal was from December 2004 until March 2006 the chief pharmacist for Specialty Rx, a start-up institutional pharmacy located in Roselle, New Jersey. From July 1998 until November 2004, Mr. Segal was the director of pharmacy operations for 15W Pharmacy, an institutional pharmacy located in Edison, New Jersey. Mr. Segal is a licensed pharmacist in the states of New Jersey and New York. Mr. Segal holds a B.S. degree in pharmacy from Long Island University.

        J. Jay Lobell became a member of our Board on October 21, 2005. Mr. Lobell was our former Chief Executive Officer, Chief Financial Officer and Secretary until the consummation of our Business Combination on October 26, 2007. Mr. Lobell's term as a director will expire at the annual meeting of our stockholders in 2009. Mr. Lobell has served as president and chief operating officer of Paramount BioCapital Asset Management and Paramount Biosciences, LLC since January 2005, and is a registered representative of Paramount BioCapital, Inc. Mr. Lobell serves on the boards of directors of NovaDel Pharma Inc. and Innovive Pharmaceuticals, Inc., both of which are publicly traded companies, and is on the boards of several private biotechnology companies. From 1996 through January 2005, Mr. Lobell was a partner at Covington & Burling, a law firm, where he provided litigation, corporate and regulatory advice. Mr. Lobell received a B.A. from Queens College and a J.D. from Yale Law School.

        David J. Kellman became a member of our Board on October 26, 2007. Mr. Kellman's term as a director of will expire at the annual meeting of our stockholders in 2009. Mr. Kellman serves as a member of our Audit and Compensation Committees. Mr. Kellman has served as a Vice President of Paramount Biosciences LLC since October 2005 and has worked closely with Paramount Acquisition Corp. in its sourcing, evaluation and negotiations of and with merger candidates including the signing of the definitive Stock Purchase Agreement. From 2000 to 2004, Mr. Kellman was an investment professional at Investor Growth Capital, a $1.8B venture capital fund of Investor AB, where he focused on growth capital investments in the healthcare field. In 2004, Mr. Kellman was an associate in investment banking with Piper Jaffray, where he covered the biotechnology sector. From 2004 to 2005, Mr. Kellman was an analyst with SAC Capital, a hedge fund, where he covered a broad range of public equities in healthcare. Mr. Kellman received a B.S. from the Wharton School and a B.S.E. from the School of Engineering and Applied Science, University of Pennsylvania.

        Richard M. Gozia became a member of our Board on January 11, 2008. Mr. Gozia serves as the Chairman of the Board's Audit Committee. Mr. Gozia's term as a director will expire at the annual meeting of our stockholders in 2008. Mr. Gozia is currently Chairman and, since June 2007, Interim Chief Executive Officer of ForeFront Holdings, Inc., a supplier of products and services to the golf industry located in Springfield Tennessee. He has served as a member of the board of directors of ForeFront Holdings since 2005, becoming chairman of the board in 2006, and, from 2005 until July 2007, was a member and chairman of its audit committee. From May 2001 until January 2004, Mr. Gozia served as Chief Executive Officer of Fenix LLC, a holding company with interests in various technology companies. Prior to May 2001, Mr. Gozia held various senior executive positions in the media, technology and food service fields, including as President and Chief Operating Officer of CellStar Corporation, Inc., a global wholesale distributor of cellular phones and accessories. Mr. Gozia was also employed from 1970 to 1978 in the audit department of certified public accounting firm of Arthur Young & Company. Mr. Gozia received a B.S. in Accounting from the University of Missouri and is a certified public accountant. Mr. Gozia has been a member of the board of directors of DGSE Companies, Inc., a marketer of jewelry, bullion products and rare coins and a collateralized lender, based in Dallas Texas, since August 2007.

        Andrew R. Jones became a member of our Board on January 11, 2008. Mr. Jones serves as the Chairman of the Board's Compensation Committee and is also a member of the Board's Nominating Committee. Mr. Jones' term as a director will expire at the annual meeting of our stockholders in 2008. Mr Jones, CFA, is currently the manager of North Star Partners, an investment firm located in Westport Connecticut which he founded in 1996. Mr. Jones is also currently a director at Cornell Companies Inc, where he also serves as Chairman of its Compensation Committee. From 1988 to 1995, Mr. Jones was employed at Tweedy, Browne Company, LLC, an investment company located in New York, where he was responsible for identifying undervalued securities in domestic and international markets. From 1986 to 1988, Mr. Jones was a securities analyst for Glickenhaus & Company, a registered investment advisory firm located in New York. Mr. Jones is a Chartered Financial Analyst and is a member of the New York Society of Securities Analysts. Mr. Jones holds a B.S. in Finance from Ithaca College, and an M.B.A from the University of Chicago.

        Robert R. Hinckley became a member of our Board on January 11, 2008. Mr. Hinckley serves as the Chairman of the Board's Nominating Committee and he is also a member of the Board's Audit Committee. Mr. Hinckley's term as a director will expire at the annual meeting of our stockholders in 2008. Mr. Hinckley has been employed since 2004 as Senior Vice President of Government Programs for Capital District Physicians' Health Plan, Inc., a 400,000-member not-for-profit health plan headquartered in Albany, New York. From January 2003 to July 2004, Mr. Hinckley served as Senior Deputy Secretary to former New York State Governor George E. Pataki, where he advised the Governor in the areas of health and human services. While serving Governor Pataki, Mr. Hinckley also was the primary government contact for the Governor's work group on health care reform. From April 1996 until December 2002, Mr. Hinckley was employed by the New York State Department of Health, first as the Director of Public Affairs, then as the Deputy Commissioner for Operations. Mr. Hinckley was also appointed by Governor Pataki to the position of Vice Chair, Commission on Health Care

Facilities in the 21st Century. The Commission operated from November 2005 through December 2006. Mr. Hinckley holds a B.A. in political science from Colgate University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations require officers, directors and greater-than-ten-percent stockholders to furnish us with copies of all Section 16(a) forms they file.

        Based solely upon a review of forms 3 and 4 and amendments thereto furnished to us during fiscal 2007 and forms 5 and amendments thereto furnished to us with respect to fiscal 2007, or written representations that form 5 was not required for fiscal 2007, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.

Code of Ethics

        We have adopted a Code of Conduct and Ethics, which establishes expectations with respect to the conduct of all our Company's employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Company's Code of Conduct and Ethics is available on our website at www.chemrx.net.

        We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of our Code of Conduct and Ethics. Requests should be directed in writing to Investor Relations, Chem Rx Corporation, The Ruth Group, 757 Third Avenue, New York, NY 10017, or by telephone at (646) 536-7017.

Corporate Governance

        Pursuant to Item 407(c)(3) of Regulation S-K, there have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

        Pursuant to the information requirements of Item 407(d)(4) and 407(d)(5) of Regulation S-K, we established, on January 11, 2008, an Audit Committee in accordance with section 3(a)(58)(B) of the Securities Exchange Act of 1934. The Board has determined that Mr. Gozia meets the financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A), and has appointed him Chairman of the Audit Committee.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth summary information concerning the compensation paid by us for the last two fiscal years to (i) our Chief Executive Officer, (ii) our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers as of December 31, 2007 and December 31, 2006 and (iii) four other individuals for whom disclosure would have been provided pursuant to item (ii) above but for the fact that the individual was not serving as our executive officer as of such dates. The amounts set forth for 2007 and 2006 include salaries and bonuses paid to such individuals prior to and after our Business Combination. The amounts for Steven Silva do not include a bonus of $5,650,000 which was paid to Steven Silva promptly after our Business Combination.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)(1)	Total ($)
Jerry Silva, Chief Executive Officer	2007 2006	814,231 605,000	0 1,035,000				26,836 7,024	841,067 1,647,024
Steven C. Silva, Chief Operating Officer	2007 2006	916,346 735,000	0 1,035,000				34,985 5,675	951,331 1,175,675
Charles L. Kelly, Chief Financial Officer	2007 2006	245,385 49,234	250,000 5,000				20,959 0	516,343 54,231
Leora Tilocca Vice President—Billing	2007 2006	225,000 207,024	800,000 50,000				25,574 26,200	1,050,574 283,224
David Baldinger Vice President—Pharmacy Integration and Human Resources	2007 2006	225,000 246,437	800,000 50,000				25,535 25,354	1,050,535 321,791
Evan Selzer Executive Vice President	2007 2006	228,246 175,860	800,000 50,000				18,329 15,766	1,046,575 241,626
Leslie Siegel Executive Vice President	2007 2006	225,000 213,765	800,000 50,000				15,866 15,946	1,040,866 279,711

(1)
Consists primarily of medical insurance premiums and auto allowances.

        Jerry Silva has entered into a three-year employment agreement with us, pursuant to which Jerry Silva will serve as the Chairman and Chief Executive Officer of our Company. Unless earlier terminated, the employment agreement expires on December 31, 2010. Jerry Silva will be entitled to an initial base salary of $500,000, which will be reviewed and subject to upward adjustment. Jerry Silva will also be entitled to an annual incentive bonus of up to $250,000, which will be paid in the discretion of the Board, and to participate in such suitable medical, dental, pension and other benefit plans as the Board adopts.

        Jerry Silva will be entitled to receive severance payments in the following amounts:

  •
  Termination of Jerry Silva with cause: (A) any earned but unpaid base salary, (B) any bonus earned with respect to a completed period but not yet paid, (C) unreimbursed business expenses, and (D) any amounts accrued and payable under the terms of any of our benefit plans (collectively the "Accrued Obligations");

  •
  Termination by Jerry Silva with good reason or termination by us without cause during or upon the expiration of the term: (A) the Accrued Obligations, (B) his base salary, payable over the one year period following termination of his employment in equal monthly installments paid on the first of each month beginning with the second month following the date of termination, (C) a prorated bonus for the year of termination and (D) one year of continued medical, dental and other benefits that may be in effect on the date of termination of his employment; and

  •
  Termination of Jerry Silva upon death or disability: (A) the Accrued Obligations and (B) a prorated bonus for the year of termination.

        We shall also indemnify and hold Jerry Silva harmless for acts and omissions in connection with his employment to the extent permitted below.

        Steven Silva has entered into a five-year employment agreement with us, pursuant to which Steven Silva will serve as the President and Chief Operating Officer of our Company. Unless earlier terminated, the employment agreement expires on December 31, 2012. Steven Silva will be entitled to an initial base salary of $500,000, which will be reviewed and subject to upward adjustment. Steven Silva will also be entitled to an annual incentive bonus of up to $250,000, which will be paid in the discretion of the Board, and to participate in such suitable medical, dental, pension and other benefit plans as the Board adopts.

        Steven Silva will be entitled to receive severance payments in the following amounts:

  •
  Termination of Steven Silva with cause: the Accrued Obligations;

  •
  Termination by Steven Silva with good reason or termination by us without cause during or upon expiration of the terms: (A) the Accrued Obligations, (B) two times his base salary, payable over the two year period following termination of employment in equal monthly installments paid on the first of each month beginning with the second month following the date of termination, (C) a prorated bonus for the year of termination and (D) one year of continued medical, dental and other benefits that may be in effect on the date of termination of his employment, and

  •
  Termination of Steven Silva upon death or disability: (A) the Accrued Obligations and (B) a prorated bonus for the year of termination.

        We shall also indemnify and hold Steven Silva harmless for acts and omissions in connection with his employment to the extent permitted by law.

        To terminate Steven Silva's employment without cause, the Board must determine in good faith, upon reasonable review of all considerations deemed relevant by the Board, including without limitation, the performance of our Company and its growth and profitability, and any act or acts or conduct, or failure or failures to act, by Steven Silva that could be detrimental to our Company or to the reputation of our Company, that Steven Silva's continued employment by our Company may reasonably be expected to be materially and demonstrably detrimental to the best interests of our Company or its stockholders, and our Company must deliver to Steven Silva a copy of a resolution duly adopted by a majority of the entire Board (excluding Steven Silva and Jerry Silva) at a meeting of the Board called and held for such purpose that makes such determination and states the basis for that belief. In addition, Steven Silva must have been given advance written notice that the Board was considering his termination without cause and the considerations for such termination as well as an opportunity to be heard with counsel.

        Charles L. Kelly, our Chief Financial Officer who has resigned effective April 7, 2008, entered into a three-year employment agreement with us which would have expired December 31, 2010. Under this agreement, Mr. Kelly served as our Chief Financial Officer at a base salary of $265,000.

Director Compensation

        We did not pay any compensation to any non-employee director during the fiscal year 2007 or 2006. On January 18, 2008, the Board authorized a compensation package for our non-employee directors that includes a combination of cash and stock awards for their service to our Company. Each non-employee director will receive a basic annual cash fee of $20,000, and the Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Nominating Committee will receive an additional annual cash fee of $10,000, $3,000 and $1,500, respectively. All annual cash fees will be payable quarterly in arrears. Non-employee directors will also receive cash fees of $1,500 for each board meeting attended in person and $750 for each board meeting attended telephonically, and $1,000 for each committee meeting attended in person and $500 for each committee meeting attended telephonically.

        Each non-employee director will receive stock awards of $25,000 initially and $10,000 annually, with the annual stock awards to be granted by the Compensation Committee of the Board quarterly in arrears. The stock awards are granted by the Compensation Committee based upon recent market value of our stock, and with vesting and other restrictions.

        The Compensation Committee made the initial stock awards to each of the non-employee directors based upon the closing price of our Company's common stock on January 23, 2008. Accordingly, each such person was awarded 4,717 shares of common stock, which shall vest as to 1,572, 1,572 and 1,573 shares on the first, second and third anniversaries, respectively, of the date of the award. The shares will be retained by us until vested, and will be forfeited to the extent not vested in the event the individual ceases for any reason to be a director of our Company. Such vesting arrangements will be reflected in an agreement to be entered into with each award recipient. The Compensation Committee will establish a valuation method to determine the number of shares to be included in the quarterly stock awards.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is composed of Andrew R. Jones and David J. Kellman. No member of our Compensation Committee has ever served as an employee or officer of our Company.

        Pursuant to Item 407(e)(4)(C), Andrew R. Jones may be a "related person" as defined under Item 404(a) by virtue of being deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934) of more than five percent of the outstanding shares of our Company's common stock. Accordingly the following information is provided with respect to Mr. Jones, notwithstanding the fact that we were not a party to the Put Option Agreement described below. Moreover, we disclaim any interest as a "participant," for purposes of Item 404(a), in the Put Option Agreement and in the transactions contemplated thereby. Reference is also made to the Schedule 13D filed with the Commission on October 29, 2007 by Mr. Jones and certain entities affiliated with Mr. Jones.

        Mr. Jones is deemed to be the indirect beneficial owner of 29.14% of the outstanding shares of our Company's common stock as a result of being the sole manager of NS Advisors, LLC, a Connecticut limited liability company ("NS Advisors"). NS Advisors is the sole general partner, the sole manager or the portfolio manager of certain entities that own shares representing an aggregate of 29.14% of the outstanding shares of our Company's common stock.

        Prior to our Business Combination consummated on October 26, 2007, Jerry Silva, an individual, Steven C. Siva, an individual, Jerry Silva, as life tenant, and Steven C. Silva, as remainderman (collectively, the "Sellers") and NSP Holdings (an entity of which NS Advisors is the sole manager) entered into a Put Option Agreement (the "Put Option Agreement") that grants NSP Holdings the right to require the Sellers to purchase up to 3,000,000 shares at a price set forth in the Agreement. We are not a party to the Put Option Agreement and disclaim any interest as a "participant" in the transactions contemplated thereby.

        The approximate dollar value of the amount involved in the transaction, pursuant to the Put Option Agreement, is $17,250,000. Under the Put Option Agreement, NSP Holdings could require the Sellers to purchase 3,000,000 shares of our Company's common stock from NSP Holdings for up to $17,250,000.

        Item 404 (a)(5) and (a)(6) of Regulation S-K is not applicable to Mr. Jones.

        In reliance upon paragraph (c) of Item 402(l) of Regulation S-K under the Securities Act of 1934, we are providing in this annual report disclosures that pertain to "smaller reporting companies" as specified in paragraphs (m) through (r) of such Item 402. Accordingly, we are not including a Compensation Committee report herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Securities Authorized for Issuance Under Equity Compensation Plan

        The following table provides information about all of our Company's equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a*	n/a*	1,350,000

*
No shares from the equity compensation plan had been disbursed as of December 31, 2007.

  Security Ownership of Certain Beneficial Owners and Management

        Pursuant to Item 403 of Regulation S-K, the following table sets forth information with respect to the beneficial ownership of our common stock by: (i) each person known by our Company to own more than 5% of our common stock as of the date hereof; (ii) each director or executive officer; and (iii) any groups who own more than 5% of our common stock. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person. As of March 25, 2008, 13,791,217 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Address	No. of Shares Beneficially Owned	% of Common Stock Beneficially Owned
5% stockholders
NS Advisors	274 Riverside Avenue Westport, CT 06880	4,068,950(1)	29.5%
Hudson Bay Capital Management, L.P.	120 Broadway, 40th Floor New York, NY 10271	1,439,999(2)	10.4%
Lindsay Rosenwald	787 Seventh Avenue, 48th Floor New York, NY 10019	1,888,949(3)	13.7%
MHR Advisors LLC	40 West 57th Street, 24th Floor New York, NY 10019	1,200,000(4)	8.7%
Pine River Capital Management L.P.	666 Fifth Avenue New York, NY 10103	902,902(5)	7.42%
Reich & Tang Asset Management, LLC	600 5th Ave, New York, NY 10020	804,000	6.5%
Millennium Partners, L.P.	666 Fifth Avenue New York, NY 10103	732,750(6)	5.3%
Directors and Officers
Jerry Silva	750 Park Place Long Beach, NY 11561	1,655,007(7)	12.0%
Steven C. Silva	750 Park Place Long Beach, NY 11561	656,890(8)	4.76%
Michael Segal	750 Park Place Long Beach, NY 11561	100,000	*
J. Jay Lobell	787 Seventh Avenue, 48th Floor New York, NY 10019	714,273(9)	5.1%
David Kellman	787 Seventh Avenue, 48th Floor New York, NY 10019	11,717(10)	*
Andrew R. Jones	274 Riverside Avenue Westport, CT 06880	4,068,950(11)	29.5%
Robert R. Hinckley	500 Patroon Creek Blvd. Albany, NY 12206	4,717(12)	*
Richard M. Gozia	835 Bill Jones Industrial Drive Springfield, TN 37172	4,717(13)	*

Notes

*
Less than one percent

(1)
Represents shares beneficially owned by NS Advisors, LLC, a Connecticut limited liability company ("NS Advisors"), North Star Partners, L.P., a Delaware limited partnership ("North Star"), NSP Holdings LLC, a Delaware limited liability company ("NS Holdings"), North Star Partners II, L.P., a Delaware limited partnership ("NSP II"), Circle T Explorer Master Limited, a business organization organized under the laws of Bermuda ("CT Explorer," together with NS Advisors, North Star, NS Holdings, NSP II and CT Explorer, the "North Star Group") and Andrew R. Jones, a citizen of the United States of America ("Mr. Jones"). NS Advisors is the general partner of North Star and North Star II, which are private investment companies. NS Advisors is also the Portfolio Manager of CT Explorer and the sole manager of NSP Holdings. Mr. Jones is the sole managing member of Advisors. Includes an aggregate of 102,000 shares of common stock issuable upon exercise of warrants held by North Star that are currently exercisable and an aggregate of 98,000 shares of common stock issuable upon exercise of warrants held by NSP II that are currently exercisable. The foregoing information was derived from a Schedule 13D filed with the Securities and Exchange Commission on October 29, 2007.

(2)
Represents a total of (i) 619,199 shares of common stock by Hudson Bay Fund LP and (ii) 820,800 shares of common stock owned by Hudson Bay Overseas Fund, Ltd. for which Hudson Bay Capital Management, L.P., Sander Gerber, Yoav Roth and John Doscas may be deemed to be beneficial owners. The foregoing information was derived from a Schedule 13D filed with the Securities and Exchange Commission on October 29, 2007.

(3)
Includes 584,375 shares of common stock held by the Lindsay A. Rosenwald 2000 Family Trusts established for the benefit of Dr. Rosenwald's family, and 1,304,574 shares of common stock issuable upon exercise of warrants held by Dr. Rosenwald that are currently exercisable. Dr. Rosenwald disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any. The foregoing information was derived from Schedule 13D filed with the Securities and Exchange Commission on November 7, 2007.

(4)
Includes 1,054,635 shares of common stock held for the account of MHR Capital Partners Master Account LP ("Master Account") and 145,365 shares of common stock held for the account of MHR Capital Partners LP ("Capital Partners"). MHR Advisors LLC is the general partner of each of the Master Account and Capital Partners, and in such capacity, may be deemed to beneficially own the shares of common stock of the Issuer. The foregoing information was derived from Schedule 13D filed with the Securities and Exchange Commission on November 7, 2007.

(5)
Represents shares beneficially owned by Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on October 22, 2007.

(6)
Represents shares beneficially owned by Millennium Management LLC, a Delaware limited liability company ("Millennium Management"), Millennium Partners, L.P. ("Millennium Partners), and Israel A. Englander. Millennium Management is the managing partner of Millennium partners, and Mr. Englander is the managing member of Millennium Management. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on November 6, 2007.

(7)
Includes 852,805 shares held directly by Jerry Silva, 635,865 shares held by Jerry Silva as life tenant (Steven Silva as remainderman), and 166,336 shares held by Jerry Silva as co-trustee with Steven Silva as co-trustee of The Jerry Silva 2007 Annuity Trust; these 166,337 shares will be transferred to Steven Silva in May 2009 upon the termination of The Jerry Silva 2007 Annuity Trust. Does not include shares from The Jody R. Silva Trust of which Rosalie Silva, Jerry Silva's wife, is Trustee. Jerry Silva disclaims beneficial ownership from the shares held in The Jody R. Silva Trust. Also does not include shares subject to the Voting Agreement described below in which the named person has no pecuniary interest.

(8)
Does not include (a) 635,865 shares held by Jerry Silva as life tenant, which shares will revert to Steven Silva upon the death of Jerry Silva, (b) 166,337 shares held by Jerry Silva as co-trustee with Steven Silva as co-trustee of The Jerry Silva 2007 Annuity Trust, which shares will be transferred to Steven Silva in May 2009 upon the termination of The Jerry Silva 2007 Annuity Trust, or (c) the shares subject to the Voting Agreement described below in which the named person has no pecuniary interest.

(9)
Includes 395,523 shares of common stock issuable upon exercise of warrants held by Mr. Lobell that are currently exercisable. Also includes 4,717 shares awarded on January 24, 2008. 1,572, 1,572 and 1,573 of the shares vest on the first, second and third anniversaries, respectively, of the date of the award. If the reporting person ceases to be a director for any reason, shares that are unvested at such time are forfeited. Does not include shares subject to the Voting Agreement described below in which the named person has no pecuniary interest.

(10)
Includes 7,000 shares of common stock issuable upon exercise of warrants held by Mr. Kellman that are currently exercisable. Also includes 4,717 shares awarded on January 24, 2008. 1,572, 1,572 and 1,573 of the shares vest on the first, second and third anniversaries, respectively, of the date of the award. If the reporting person ceases to be a director for any reason, shares that are unvested at such time are forfeited.

(11)
Includes 4,717 shares awarded on January 24, 2008. 1,572, 1,572 and 1,573 of the shares vest on the first, second and third anniversaries, respectively, of the date of the award. If the reporting person ceases to be a director for any reason, shares that are unvested at such time are forfeited. Mr. Jones is deemed to be the indirect beneficial owner of 29.14% of the outstanding shares of our Company's common stock as a result of being the sole manager of NS Advisors, LLC, a Connecticut limited liability company ("NS Advisors"). NS Advisors is the sole general partner, the sole manager or the portfolio manager of certain entities that own shares representing an aggregate of 29.14% of the outstanding shares of our Company's common stock.

(12)
Includes 4,717 shares awarded on January 24, 2008. 1,572, 1,572 and 1,573 of the shares vest on the first, second and third anniversaries, respectively, of the date of the award. If the reporting person ceases to be a director for any reason, shares that are unvested at such time are forfeited.

(13)
Includes 4,717 shares awarded on January 24, 2008. 1,572, 1,572 and 1,573 of the shares vest on the first, second and third anniversaries, respectively, of the date of the award. If the reporting person ceases to be a director for any reason, shares that are unvested at such time are forfeited.

  Description of Voting Agreement

        Pursuant to a Voting Agreement, dated October 26, 2007 (the "Voting Agreement"), each of the stockholders party thereto agreed that, at any meeting of the stockholders of our Company, however called, and in any written action by consent of stockholders of our Company, such stockholder shall cause all shares of common stock of our Company then owned by him or his affiliates to be voted as provided in the Voting Agreement with respect to the election and re-election of certain persons as directors of our Company.

        For purposes of Section 13(d) of the Exchange Act, a total of 6,568,000 may be deemed to be beneficially owned by virtue of the Voting Agreement, consisting of 4,575,000 shares currently outstanding and 1,993,000 shares issuable pursuant to exercise of immediately exercisable warrants. The number of such shares held by each party to the voting agreement is as follows:

Name	Shares as to which voting power is currently held	Additional Shares as to which voting power will be held upon exercise of warrants
Jerry Silva	852,805	0
Steven Silva	656,890	0
The Jody R. Silva Trust	88,103	0
Jerry Silva, as Life Tenant, And Steven Silva, as Remainderman	635,865	0
The Jerry Silva 2007 Annuity Trust	166,337	0
Lindsay A. Rosenwald	584,375	1,304,574
Lindsay A. Rosenwald 2000 Family Trusts	584,375	0
J. Jay Lobell	318,750	395,523
I. Keith Maher	318,750	60,453
Michael Weiser	106,250	44,150
Arie Belldegrun	106,250	44,150
Isaac Kier	156,250	144,150

Total	4,575,000	1,993,000

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        We lease our 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co., LLC (the "Long Beach Landlord") under a lease agreement that expires December 31, 2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva's wife. Mark Baldinger was a former stockholder of our Company. Under the lease, our Company pays rent at the monthly rate of $125,000, increasing to $150,000 on January 1, 2010, $175,000 on January 1, 2013, $200,000 on January 1, 2016 and $225,000 on January 1, 2019. Those rental rates were not established by arms-length negotiations, inasmuch as B.J.K. at that time was controlled by the same individuals who controlled the Long Beach Landlord. At the time the existing lease was signed, B.J.K. took into consideration several factors in agreeing to these rental rates, including informal, oral discussions with persons familiar with the Long Island real estate market, the proximity of the facility to an employee labor pool needed for our Company's operations and the presence of additional space to accommodate parking for 250 employee automobiles. B.J.K. was a guarantor of a mortgage loan obligation of the Long Beach Landlord in the original amount of $3.3 million. B.J.K. guaranty of this loan obligation was released prior to the closing of the Business Combination. Jerry Silva, Rosalie Silva and Steven Silva currently earn annual profits of approximately $385,000, $385,000 and $55,000, respectively, from their ownership interests in the Long Beach Landlord. These amounts are net of annual mortgage payments of approximately $353,000 and other operating expenses. Under the lease, we, as tenant, are obligated to pay the real estate taxes relating to the premises. We paid $247,011 and $261,317 in annual real estate taxes during 2006 and 2007, respectively, with respect to the Long Beach facility.

        During 2006, Jerry Silva and Rosalie Silva loaned $5,375,000 to ChemRx New Jersey. This obligation is evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. Ninety percent of the ownership interests of ChemRx New Jersey were owned by Jerry Silva and Steven Silva prior to the October 26, 2007 business combination. Subsequent to the business combination, ChemRx New Jersey became a wholly owned subsidiary of our Company. Also during

2006, B.J.K. loaned $3,000,000 to ChemRx New Jersey. This obligation is evidenced by a demand promissory note bearing interest at the annual rate of 7.5%. Under the terms of the Stock Purchase Agreement, up to $7.5 million of such loans were to be repaid by our Company to the Sellers at the closing of the business combination. The repayment of these loans increased the amount that was paid to the Sellers during closing. The balance of both loans have been satisfied.

        We employ Jerry Silva as our Chairman and Chief Executive Officer, and Steven Silva as President and Chief Operating Officer pursuant to employment agreements described elsewhere herein. These employment agreements were entered into as of October 26, 2007. For the fiscal year ended December 31, 2007, we paid Jerry Silva a salary of $814,000, and Steven Silva a salary of $916,000; such compensation includes amounts paid to such individuals by our wholly owned subsidiary B.J.K. Inc. prior to its acquisition by us pursuant to our Business Combination on October 26, 2007. Pursuant to their employment agreements, Jerry Silva and Steven Silva will each earn annual salaries of $500,000 with the opportunity to earn a bonus of up to $250,000 annually in the discretion of the Board. The reduced compensation amounts were determined through negotiation in connection with the negotiation, execution and delivery of the Stock Purchase Agreement.

        We employ certain family members of Jerry Silva and Steven Silva. Jody Silva Falk, the daughter of Rosalie Silva, and Jeffrey Falk, the husband of Ms. Falk, are currently employed full time with our Company. In 2007, Ms. Falk, who is the Vice President of Sales and Client Servicing, received a $271,500 salary and $50,000 bonus, while Jeffrey Falk, who is the Director of Information Technology, received a $185,589 salary and $7,000 bonus.

        We have made loans to Long Beach Chemists, a business that was owned by Jerry Silva until September 2006, and is currently owned by Rosalie Silva, Steven Silva and the estate of Mark Baldinger. As of June 1, 2007, the total debt owed by Long Beach Chemists to us was $330,656. Of this amount, $35,000 will be paid during June 2007 and the remainder will be paid at the rate of $13,000 a month. The notes do not bear interest. Long Beach Chemists is presently an inactive entity. The only asset of Long Beach Chemists consists of a note receivable from an entity who had purchased the assets of the pharmacy, which is the source of cash that Long Beach Chemists uses to settle its debt with us. Neither Long Beach Chemist nor our Company that acquired its assets competes with us. Rosalie and Steven Silva are not employed by nor do they have any other responsibilities with Long Beach Chemists or our Company that acquired its assets.

Director Independence

        In accordance with Item 407(a) of Regulation S-K, Mr. Gozia, Mr. Hinckley, Mr. Kellman and Mr. Jones, representing a majority of the Board, have been designated as "independent" directors pursuant to the independence standards for directors set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and NASDAQ Rule 4200(a)(15). All members of the Compensation, Nominating and Auditing Committees are independent under the relevant standards.

        In its review of director independence, the Board considers all commercial, banking, consulting, legal, accounting or other business relationships any director may have with our Company. Independent directors are not engaged in any material relationship with our Company that may impair or inhibit, or has the potential to impair or inhibit, a director's exercise of critical and disinterested judgment on behalf of our Company and its stockholders. When assessing the "materiality" of a director's relationship with our Company, the Board considers all relevant facts and circumstances not only from the standpoint of the director in his or her individual capacity, but also from the standpoint of the persons to whom the director is related and organizations with which the director is affiliated.

Item 14.    Principal Accounting Fees and Services

        Audit Fees.    Audit fees billed or expected to be billed to our Company by KGS LLP for the audit of the financial statements included in our Company's Annual Reports on Form 10-K, and reviews of the financial statements included in our Company's Quarterly Reports on Form 10-Q, for the year ended December 31, 2007 totaled approximately $515,000.

        Audit fees billed or expected to be billed to our Company by Marcum & Kliegman LLP for the audit of the financial statements included in our Company's Annual Reports on Form 10-K and reviews of the financial statements included in our Company's Quarterly Report on Form 10-Q for the year ended December 31, 2006 totaled $35,000.

        Audit-Related Fees.    Our Company was billed $127,200 by KGS LLP for the year ended December 31, 2007, for assurance and related services that are reasonably related to the performance of the audit or review of our Company's financial statements and are not reported under the caption "Audit Fees" above.

        Our Company was billed $15,300 by Marcum & Kliegman LLP for the year ended December 31, 2006, respectfully, for assurance and related services that are reasonably related to the performance of the audit or review of our Company's financial statements and are not reported under the caption "Audit Fees" above.

        Tax Fees.    Our Company was billed an aggregate of $0 and $3,000 by KGS LLP and Marcum & Kliegman LLP for the fiscal years ended December 31, 2007 and 2006, respectively, for tax services, principally the preparation of income tax returns.

        All Other Fees.    In 2007 and 2006, our Company did not incur from KGS LLP and Marcum & Kliegman LLP any fees in connection with activities related to the Business Combination and other related expenses.

        The Audit Committee has adopted a pre-approval policy pursuant to which it must pre-approve all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services. From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided by our independent registered public accounting firm. This general approval is to be reviewed, and if necessary modified, at least annually. The Audit Committee does not delegate its responsibility to approve services performed by the independent auditor to any member of management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of June 1, 2007, filed as Exhibit 2.1 to our Company's Form 8-K dated November 1, 2007.
2.2	Amendment to the Stock Purchase Agreement, dated as of October 8, 2007, filed as Exhibit 2.2 to our Company's Form 8-K dated November 1, 2007.
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Company's Form 8-K dated November 1, 2007.
3.2	Amended and Restated By-laws, filed as Exhibit 3.1 to our Company's Form 8-K dated January 17, 2008.
4.1	Speciman Unit Certificate, filed as Exhibit 4.1 to our Company's Registration Statement on Form S-1 dated August 3, 2005.
4.2	Speciman Common Stock Certificate, filed as Exhibit 4.2 to our Company's Registration Statement on Form S-1 dated August 3, 2005.
4.3	Speciman Warrant Certificate, filed as Exhibit 4.3 to our Company's Registration Statement on Form S-1 dated August 3, 2005.
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc., filed as Exhibit 4.4 to our Company's Registration Statement on Form S-1 dated August 3, 2005.
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, filed as Exhibit 4.5 to our Company's Registration Statement on Form S-1 dated August 3, 2005.
4.6
Amendment to Unit Purchase Option, dated as of October 12, 2006, between Paramount and EarlyBirdCapital, Inc, filed as Exhibit 4.1 to our Company's Quarterly Report on Form 10-QSB dated November 14, 2006.
4.7
Warrant Clarification Agreement, dated October 12, 2006, between the Paramount and Continental Stock Transfer & Trust Company, filed as Exhibit 4.2 to our Company's Quarterly Report on Form 10-QSB dated November 14, 2006.
9.1	Voting Agreement, dated as of October 26, 2007, by and among our Company and the individuals party thereto, filed as Exhibit 9.1 to our Company's Form 8-K dated November 1, 2007.
10.1	2007 Incentive Compensation Plan, filed as Exhibit 10.1 to our Company's Form 8-K dated November 1, 2007.
10.2	Executive Employment Agreement, dated as of June 1, 2007, between Paramount Acquisition Corp. and Jerry Silva, filed as Exhibit 10.4 to our Company's Form 8-K dated November 1, 2007.
10.3	Executive Employment Agreement, dated as of June 1, 2007, between Paramount Acquisition Corp. and Steven Silva, filed as Exhibit 10.5 to our Company's Form 8-K dated November 1, 2007.
10.4	Executive Employment Agreement, dated as of June 15, 2007, between Paramount Acquisition Corp. and Chuck Kelly, filed as Exhibit 10.6 to our Company's Form 8-K dated November 1, 2007.

10.5	Executive Employment Agreement, dated as of June 15, 2007, between Paramount Acquisition Corp. and Michael Segal, filed as Exhibit 10.7 to our Company's Form 8-K dated November 1, 2007.
10.6	Registration Rights Agreement, dated as of October 26, 2007, by and among our Company and the Sellers, filed as Exhibit 10.3 to our Company's Form 8-K dated November 1, 2007.
10.7
First Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent, filed as Exhibit 10.9 to our Company's Form 8-K dated November 1, 2007.
10.8
Second Lien Credit and Guaranty Agreement, dated as of October 26, 2007, by and among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Guarantors, various lenders parties thereto, CIBC World Markets Corp. as Sole Lead Arranger and Sole Book Runner, and Canadian Imperial Bank of Commerce, New York Agency as Administrative Agent and Collateral Agent, filed as Exhibit 10.10 to our Company's Form 8-K dated November 1, 2007.
10.9
First Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent, filed as Exhibit 10.11 to our Company's Form 8-K dated November 1, 2007.
10.10
Second Lien and Pledge and Security Agreement, dated as of October 26, 2007, among Chem Rx Corporation, certain subsidiaries of Chem Rx Corporation as Grantors, and Canadian Imperial Bank of Commerce, New York Agency, as the Collateral Agent, filed as Exhibit 10.12 to our Company's Form 8-K dated November 1, 2007.
10.11	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva, filed as Exhibit 10.13 to our Company's Form 8-K dated November 1, 2007.
10.12	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Steven Silva, filed as Exhibit 10.14 to our Company's Form 8-K dated November 1, 2007.
10.13
Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and Jerry Silva, as Life Tenant, and Steven Silva, as Remainderman, filed as Exhibit 10.15 to our Company's Form 8-K dated November 1, 2007.
10.14	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jody R. Silva Trust, filed as Exhibit 10.16 to our Company's Form 8-K dated November 1, 2007.
10.15	Subordinated Note, dated as of October 26, 2007, by and between Chem Rx Corporation and The Jerry Silva 2007 Annuity Trust, filed as Exhibit 10.17 to our Company's Form 8-K dated November 1, 2007.
10.16
MHA 2000 Member Agreement, dated as of July 5, 1995, between Managed Healthcare Associates, Inc. of Florham Park, NJ and B.J.K. Inc., filed as Exhibit 10.18 to our Company's Form 8-K dated November 1, 2007.

10.17
Participating Provider Agreement, dated as of May 16, 2005, as amended on September 12, 2005 and January 1, 2006, by and between MHA Long Term Care Network, Inc. and B.J.K. Inc., filed as Exhibit 10.19 to our Company's Form 8-K dated November 1, 2007.
10.18
Second Amended and Restatement Lease Agreement, dated as of October 26, 2007, by and between 750 Park Place Realty Co., LLC and B.J.K. Inc., filed as Exhibit 10.20 to our Company's Form 8-K dated November 1, 2007.
10.19	Guaranty of Lease, dated as of October 26, 2007, by and between our Company and 750 Park Place Realty Co., LLC, filed as Exhibit 10.21 to our Company's Form 8-K dated November 1, 2007.
10.20	Prime Vendor Agreement, dated as of April 1, 2007, between AmersourceBergen Drug Corporation ("ABDC") and B.J.K. Inc., filed as Exhibit 10.22 to our Company's Form 8-K dated November 1, 2007.
10.21	Amendment to Prime Vendor Agreement, dated October 26, 2007, between ABDC, B.J.K. Inc., ChemRx NJ and ChemRx/Salerno's, LLC, filed as Exhibit 10.23 to our Company's Form 8-K dated November 1, 2007.
10.22	New Jersey Merger Agreement, dated as of June 15, 2007, filed as Exhibit 10.2 to our Company's Form 8-K dated November 1, 2007.
10.23	Unit Purchase Agreement, dated as of October 1, 2007, by and between Benny Salerno and B.J.K. Inc., filed as Exhibit 10.8 to our Company's Form 8-K dated November 1, 2007.
10.24	First Amendment, dated as of March 28, 2008, to First Lien Credit and Guaranty Agreement, filed as Exhibit 10.24 to our Company's Form 8-K dated April 4, 2008.
10.25	First Amendment, dated as of March 28, 2008, to Second Lien Credit and Guaranty Agreement, filed as Exhibit 10.25 to our Company's Form 8-K dated April 4, 2008.
14.1	Code of Conduct and Ethics, filed as Exhibit 14.1 to our Company's Form 8-K dated January 17, 2008.
21.1	List of Subsidiaries for Chem Rx Corporation.*
23.1	Consent of KGS LLP.*
23.2	Consent of Marcun & Kliegman LLP.*
31.1	Rule 13a-15(e) Certification of Chief Executive Officer.*
31.2	Rule 13a-15(e) Certification of Chief Financial Officer.*
32.1	Section 1350 Certifications of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
99.1	Audit Committee Charter, filed as Exhibit 99.1 to our Company's Form 8-K dated January 17, 2008.
99.2	Compensation Committee Charter, filed as Exhibit 99.2 to our Company's Form 8-K dated January 17, 2008.
99.3	Nominating Committee Charter, filed as Exhibit 99.3 to our Company's Form 8-K dated January 17, 2008.

*
Filed herewith as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2008

CHEM RX CORPORATION
	By:	/s/ JERRY SILVA Jerry Silva Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY SILVA Jerry Silva	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 4, 2008
/s/ CHARLES L. KELLY Charles L. Kelly	Chief Financial Officer (Principal Financial Officer)	April 4, 2008
/s/ PETER MARCUS Peter Marcus	Principal Accounting Officer	April 4, 2008
/s/ STEVEN C. SILVA Steven C. Silva	President, Chief Operating Officer, and Director	April 4, 2008
/s/ RICHARD M. GOZIA Richard M. Gozia	Director	April 4, 2008
/s/ ROBERT R. HINCKLEY Robert R. Hinckley	Director	April 4, 2008
/s/ ANDREW R. JONES Andrew R. Jones	Director	April 4, 2008
/s/ J. JAY LOBELL J. Jay Lobell	Director	April 4, 2008
/s/ DAVID J. KELLMAN David J. Kellman	Director	April 4, 2008

QuickLinks

CHEM RX CORPORATION ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Business and Operations
Risks Related to the Debt Financing
Risks Related to the Institutional Pharmacy Industry
Risks Relating to Ownership of our Warrants
Risks Relating To The Market For Our Securities
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CHEM RX CORPORATION AND SUBSIDIARY INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CHEM RX CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
CHEM RX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
CHEM RX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
CHEM RX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE COMBINED BALANCE SHEETS
B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE COMBINED STATEMENTS OF INCOME
B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE COMBINED STATEMENTS OF EQUITY For the Nine Months and 26 Days Ended October 26, 2007 and For the Year Ended December 31, 2006
B.J.K. INC. d/b/a CHEM RX AND SUBSIDIARIES AND AFFILIATE COMBINED STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES