Form 10-Q
period 2008-03-31
CHEM RX CORP
filed 2008-05-30
CIK 1330487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number 000-51518

Chem Rx Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-2938469 (I.R.S. Employer Identification No.)

750 Park Place
Long Beach, NY 11561
(Address of Principal Executive Office)

(516) 889-8770
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 28, 2008, 13,794,103 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 2)
CURRENT ASSETS
Cash	$2,755	$3,740
Accounts receivable, net	69,196	65,038
Inventory	19,106	22,354
Prepaid expenses and other current assets	5,610	4,562
Total Current Assets	96,667	95,694

Property and equipment, net	9,766	8,806

Intangible assets, net	80,267	82,033
Goodwill	38,626	38,626
Deferred financing costs, net	4,607	4,779
Other assets	2,907	2,562
Deferred tax asset	1,049	544
TOTAL ASSETS	$233,889	$233,044

CURRENT LIABILITIES
Accounts payable	$24,011	$24,280
Accrued expenses and other current liabilities	2,406	3,284
Current portion of long-term debt	2,000	2,000
Total Current Liabilities	28,417	29,564

Long-term debt	131,500	129,000
Subordinated notes payable - related parties	8,619	8,408
Total Liabilities	168,536	166,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 150,000,000 shares in 2008 and 2007; 14,400,000 issued; 13,762,915 outstanding at March 31, 2008 and December 31, 2007, respectively	1	1
Treasury stock, 637,085 shares (at cost)	(3,654)	(3,654)
Additional paid-in-capital	67,381	67,372
Accumulated other comprehensive loss	(342)
Retained earnings	1,967	2,353
Total Stockholders’ Equity	65,353	66,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,889	$233,044

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(UNAUDITED)

	Three months ended March 31,
	2008	2007

Net sales	$87,536	$—

Cost of sales	65,586	—

Gross profit	21,950	—

Selling, general and administrative expenses	19,114	167

Operating income (loss)	2,836	(167)

Other income (expense):
Interest income	8	470
Interest expense	(3,795)	—
Other income, net	298	—

Income (loss) before income taxes	(653)	303
(Benefit) provision for income taxes	(267)	1
Net income (loss)	(386)	302

Accretion of trust fund relating to common stock subject to possible redemption	—	94

Net income (loss) available to common stockholders	$(386)	$208

Net income (loss) per share – basic and diluted	$(0.03)	$0.02

Weighted average shares outstanding – basic and diluted	13,762,915	9,945,977

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(386)	$302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,294
Amortization of deferred financing fees	204
Deferred rent	45
Deferred income taxes	(267)
Interest accrued on subordinated notes payable – related parties	211
Provision for doubtful accounts	300

Changes in operating assets and liabilities:
Accounts receivable	(4,458)
Inventory	3,248
Prepaid expenses and other current assets	(1,048)	39
Other assets	(345)
Accounts payable	(269)	47
Accrued expenses and other current liabilities	(1,504)
Other	—	51
Net cash (used in) provided by operating activities	(1,975)	439

Cash flows used in investing activities:
Investment held in trust fund	—	(469)

Property and equipment additions	(1,487)
Net cash used in investing activities	(1,487)	(469)

Cash flows provided by (used in) financing activities:
Principal borrowings under revolving credit facility, net	3,000
Principal payments under credit facility	(500)
Payment of deferred financing fees	(32)
Other	9
Net cash provided by financing activities	2,477	—

Net decrease in cash and cash equivalents	(985)	(30)
Cash and cash equivalents at beginning of period	3,740	54
Cash and cash equivalents at end of period	$2,755	$24

Supplemental disclosures:
Accretion of trust fund relating to common stock subject to possible redemption		$94
Cash paid for:
Interest	$3,295
Income taxes	$388	$1

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(UNAUDITED)

1.             Organization and Other Matters

Chem Rx Corporation (the “Company”) was formed as a blank check company in 2005.  On October 26, 2007, the Company consummated a business combination by acquiring all of the issued and outstanding capital stock and other equity interests of B.J.K. Inc., a New York corporation doing business as Chem Rx, and certain related entities (collectively, the “B.J.K. Entities”).  The sellers of such capital stock and other equity interests are referred to hereinafter as the “Sellers.”  The B.J.K. Entities provide institutional pharmacy services to skilled nursing facilities and other long-term healthcare institutions.  Institutional pharmacy services consist of the fulfillment of orders for prescription and non-prescription drugs and related goods for residents of various healthcare institutions.

As of May 28, 2008, the Company services its customers primarily from its main pharmacy operations center in Long Beach, New York, and to a lesser extent from its operating facilities in South Plainfield, New Jersey; Sciota, Pennsylvania; Albany, New York; and Deerfield Beach, Florida.

The Company’s business operations are conducted in a single segment consisting of the provision of institutional pharmacy services.

Acquisition of Chem Rx

The Company acquired the capital stock and other equity interests of the B.J.K. Entities for an aggregate purchase price of $191,444 including transaction costs of $11,813 (the “Business Combination”). The acquisition was accounted for using the purchase method, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The purchase price paid by the Company consisted of the following:

Cash paid to or on behalf of Sellers	$123,752
Cash paid for transaction costs	11,813
Total cash paid	135,565
Subordinated notes payable issued to Sellers	8,259
B.J.K. Entities bank debt paid at closing	33,745
Issuance of 2,500,000 shares of common stock to Sellers(1)	13,875
Total purchase price paid	$191,444

(1)           The common stock was valued at $5.55 per share, which approximates the quoted market price of the common stock at the time the Business Combination was agreed to and amended.

The fair value of the assets acquired and liabilities assumed arising from the Business Combination were as follows:

Fair Value October 26, 2007
Assets Acquired:
Cash	$113
Accounts receivable	61,914
Inventory	18,605
Other current assets	5,580
Property and equipment	8,273
Intangible assets	83,210
Other assets	2,542
Total assets acquired	180,237
Liabilities Assumed:
Accounts payable and accrued liabilities	(27,419)
Net assets acquired over liabilities assumed	152,818
Excess of purchase price over net assets acquired (Goodwill)	38,626
Total purchase price paid	$191,444

The Company and the Sellers agreed to treat the acquisition as an asset purchase for income tax purposes.  Accordingly, deferred taxes were not recorded, since the financial statement and income tax basis of the assets acquired and liabilities assumed were identical on the date of acquisition.  Goodwill in the amount of $38,626 is tax deductible. Until the Business Combination, the Company had no operations and existed with the sole purpose of identifying and acquiring an operating business, which was accomplished through the acquisition of the B.J.K. Entities.

In the first quarter of 2008, the Company adjusted the assets acquired in the Business Combination in connection with a correction principally related to its accounting for manufacturing rebates as well as certain other immaterial adjustments (see Note 2).  As a result of the correction, previously reported assets acquired were adjusted as follows: decreases in goodwill ($2,083); inventory ($483) and other long-term assets ($19) and increases in prepaid and other current assets of $2,243 and accounts receivable of $342.

The Company could be required to pay the Sellers an additional amount of cash up to $12,500 and issue up to an aggregate of 9,000,000 newly issued shares of its common stock subject to the achievement of certain milestones as defined in the Stock Purchase Agreement.

Such milestones include the achievement of specified quoted common stock prices and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the years 2007 through 2011. Such milestones are based on annual and cumulative thresholds and include both possible limitations and accelerations.  No such milestones were achieved for any measurement period through March 31, 2008. This contingent consideration will be accounted for as additional purchase price if and when payment becomes probable.

The Sellers do not have the right to receive shares of the Company’s common stock as contingent stock consideration to the extent that, after giving effect to any such issuance, the Sellers (together with their affiliates) would beneficially own in excess of 20% (“the Maximum Percentage”) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such issuance.  In lieu of issuing such shares, the Company may pay each Seller an amount in cash equal to the number of shares to which such Seller was entitled to but limited by the Maximum Percentage, multiplied by the average of the closing prices for the Company’s common stock for a period of 30 consecutive trading days immediately preceding the date such shares become issuable to the Sellers.

Unaudited pro-forma results, as corrected, for the Company, as if the Business Combination had occurred on January 1, 2007, are as follows:

Three months ended March 31, 2007
Net Sales	$72,833
Net Loss	$(293)
Loss per share—basic and diluted	$(0.02)
Weighted average shares outstanding—basic and diluted	13,762,915

Initial Public Offering

On October 27, October 31 and November 1, 2005, the Company sold an aggregate of 9,775,000 units in its initial public offering (“IPO”) at $6.00 per unit, for total gross proceeds of $58,650 and net proceeds of $53,473. Each unit consists of one share of the Company’s common stock, and two redeemable common stock purchase warrants (the “Unit”).  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share. The warrants became exercisable on the date of the Company’s business combination, October 26, 2007.

The warrants sold in the IPO (the “IPO Warrants”) are redeemable by the Company at a price of $.01 per warrant upon 30 days’ notice if the closing sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the IPO, the Company issued a unit purchase option (the “UPO”), for $0.10, to the representative of the underwriters in the IPO, to purchase 425,000 units (creating 425,000 potential common shares and 850,000 warrants) at an exercise price of $7.50 per unit.  The warrants underlying such units are exercisable at $6.25 per share. The Company has accounted for the fair value of this UPO as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the UPO at the date of issuance was approximately $922 ($2.17 per unit) using a Black-Scholes option-pricing model.  The fair value of the option granted to the representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875%, (2) risk-free interest rate of 4.03% and (3) expected life of 5 years. The UPO may be exercised for cash or on a “cashless” basis.  The holders of the warrants underlying the UPO are not entitled to receive net cash settlement of the warrants.

As of March 31, 2008, all 19,550,000 warrants and all 425,000 units (creating 425,000 potential common shares and 850,000 warrants) remain outstanding.

2.             Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, sales discounts, inventory valuation, valuation and recoverability of long lived assets, indefinite lived intangibles (including the values assigned to acquired intangible assets) and income taxes.

A summary of the Company’s critical and significant accounting policies is presented in the Company’s 2007 Annual Report on Form 10-K.  Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2007 Annual Report on Form 10-K when reviewing interim financial results.  Since December 31, 2007, there have been no significant changes to the Company’s significant accounting policies or to the related assumptions and estimates involved in applying these policies, except for a change in the accounting for manufacturer rebates.  The change in accounting for manufacturing rebates, from a cash basis of accounting to the accrual method, has been accounted for as a correction of previously issued financial reports, as discussed below.

The Company was unable to file its quarterly report on Form 10-Q for the quarter ended March 31, 2008 by the required filing date of May 15, 2008 because the Company determined that it was necessary to reconsider its use of the cash basis of accounting for manufacturer rebates.  The Company subsequently completed this evaluation and concluded that sufficient information was available in prior periods for the Company to make a reasonable estimate of manufacturer rebates and account for such rebates on an accrual basis.  The Company further determined that the adjustments required to previously reported amounts under the accrual method of accounting would be immaterial.

As a result, the consolidated balance sheet as of December 31, 2007 has been revised to correct the immaterial errors in the Company’s accounting for manufacturer rebates, as well as other income and certain professional fees.  The effect of this correction, shown in the table below, is principally related to periods prior to the Business Combination and accordingly is reflected through a reduction in goodwill. For the period subsequent to the Business Combination, net income was overstated by $142 and accordingly retained earnings has been reduced.   The Company believes that the effect of this correction was not material, either quantitatively or qualitatively, to 2007 or any prior year.

The following table represents the impact of the correction on the December 31, 2007 consolidated balance sheet:

	Reported	Correction	Revised
Accounts receivable	$64,613	$425	$65,038
Inventory	$22,858	$(504)	$22,354
Prepaid expenses and other current assets	$2,419	$2,143	$4,562
Goodwill	$40,709	$(2,083)	$38,626
Accrued expenses	$3,157	$127	$3,284
Retained earnings	$2,495	$(142)	$2,353

In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Among other items, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first annual reporting period beginning after November 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.             Related Party Transactions

In January 2007, two of the Company’s initial directors (J. Jay Lobell and Lindsay Rosenwald) entered into a personal warrant purchase plan to collectively purchase up to an additional 1,000,000 warrants in the public marketplace at prices not to exceed $.64 per warrant. The purchase plan was completed during February 2007, resulting in the purchase of 1,000,000 warrants pursuant to such purchase plan.

Prior to the Business Combination, the Company occupied office space provided by an affiliate of Lindsay Rosenwald, who was the Company’s chairman at the time.  The Company paid such affiliate $7.50 per month for such services commencing on October 21, 2005 and ending on October 26, 2007. For the three months ended March 31, 2007, the Company incurred expense totaling $22.5 to such affiliate pursuant to this agreement.

The Company leases its 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co., LLC (the “Long Beach Landlord”) under a lease agreement that expires December 31, 2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva’s wife. Mark Baldinger was a former principal of the B.J.K. Entities. Under the lease, the Company pays rent at the monthly rate of $125, increasing to $150 on January 1, 2010, $175 on January 1, 2013, $200 on January 1, 2016 and $225 on January 1, 2019. Jerry Silva, Rosalie Silva and Steven Silva currently earn approximately $385, $385 and $55, respectively, from their ownership interests in the Long Beach Landlord. These amounts are net of annual mortgage payments of approximately $353 and other operating expenses. Under the lease, the Company is obligated to pay the real estate taxes relating to the premises. The Company expensed $86 in real estate taxes during the three months ended March 31, 2008 with respect to the Long Beach facility. The Company believes that these rental amounts represent market rates for a facility of this type located in Long Beach, New York.

Jerry Silva, the Company’s chairman and chief executive officer, and Steven Silva, the Company’s president and chief operating officer (together, the “Silvas”), entered into separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase up to a total of 5,879,998 shares of the Company’s common stock from them at a specified time and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company’s common stock and caused those shares to be voted in favor of the Business Combination at the special meeting of the Company’s stockholders.  Each put option may be exercised at any time, and from time to time, beginning July 26, 2008 and ending October 27, 2008.  The exercise price for each put option is the average price paid by the Investor to acquire the shares subject to the put option, but not to exceed $6.00 per share.  If exercised, the put option may be settled in cash or physically settled, at the option of the Silvas. The option may be settled in cash only if the Company’s shares are traded on the Nasdaq Capital Market, the Nasdaq Global Market, or any registered national stock exchange. If the put options are exercised in full, assuming they are physically settled, the Silva’s and their affiliates would own approximately 59% of the Company’s outstanding shares of common stock.

On April 8, 2008, the Company arranged for one of the Company’s major pharmaceutical vendors to extend certain benefits to the Company.  The vendor, AmerisourceBergen Drug Corporation (“ABDC”), and the Company are parties to a prime vendor agreement.  The prime vendor agreement was amended in connection with the Company’s Business Combination to provide, among other things, that the Company would be required to maintain a cash deposit of $2,500 as security for its pharmaceutical purchases from ABDC.  On April 8, 2008, Jerry Silva delivered to ABDC a personal letter of credit in the amount of $2,500 as security for pharmaceutical purchases by the Company under the prime vendor agreement.  In exchange for the delivery of the letter of credit, ABDC agreed, among other things, to return to the Company the $2,500 cash deposit.  No payment or other financial accommodation was given to Jerry Silva by the Company with respect to the letter of credit.

4.             Commitments and Contingencies

The initial stockholders of the Company are entitled to registration rights with respect to their founding shares pursuant to an agreement dated October 21, 2005. The holders of the majority of these shares are entitled to make certain demands that the Company register these shares at any time commencing three months prior to October 21, 2008. In addition, the initial stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to October 21, 2008.

Pursuant to an agreement dated October 26, 2007, the Sellers are entitled to certain piggyback and demand registration rights with respect to the shares of the Company’s common stock that they were issued as part of the purchase price under the stock purchase agreement of the Business Combination.

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company.  The plaintiffs allege that they are entitled to compensation as a result of the Company’s acquisition of B.J.K. Inc. on October 26, 2007.  The complaint asserts various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and seeks various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc.  Following mediation, the parties have tentatively agreed on a settlement and are negotiating its terms.  No assurance can be given, however, that the parties will be able to reach a definitive settlement agreement.  The Company believes that Jerry Silva, Steven Silva, and certain of their affiliates are obligated to indemnify the Company for these claims and reasonable attorney fees under the terms of the stock purchase agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company.  The Company therefore believes that payment of any settlement or judgment resulting from the lawsuit will not have an adverse effect on the Company’s results of operations or financial position.

5.             Accounts Receivable

Gross accounts receivable at March 31, 2008 and December 31, 2007 totaled approximately $77,350 and $72,893 million, respectively.  The allowance for doubtful accounts and sales discounts was $6,676 and $1,478 at March 31, 2008 and $6,615 and $1,239 at December 31, 2007, respectively.  Accounts receivable from nursing homes and prescription drug plans and other third parties totaled approximately $67,553 and $63,947 or 87% and 88% of the gross accounts receivable, respectively. Approximately $19,619 and $19,528 of the respective balances were outstanding for more than 180 days.

6.             Long-Term Debt

On October 26, 2007, the Company entered into a first lien credit and guaranty agreement in an aggregate amount not to exceed $125,000, consisting of $80,000 aggregate principal amount of initial term loan, $20,000 aggregate principal amount of delayed draw term loan commitments, and up to $25,000 aggregate principal amount of revolving commitments. Additionally, on October 26, 2007, the Company entered into a second lien and guaranty agreement which consists of a second lien term loan facility in an aggregate amount not to exceed $37,000, collectively herein referred to as the “Credit Facilities.” On October 26, 2007, the Company utilized an aggregate of $121,000 of the Credit Facilities to fund the purchase of the B.J.K. Entities.

The initial term loan matures on October 26, 2013 and, prior to the amendment on March 31, 2008, described below, bore interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At March 31, 2008, $79,500 was outstanding under the initial term loan.  Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012. The interest rate on the initial term loan approximated 7.1% as of March 31, 2008.

The delayed draw term commitments expire on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. At March 31, 2008, there were no borrowings due under the delayed draw term loan commitments.  Effective May 14, 2008, the delayed draw term commitments were terminated.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company.  As of March 31, 2008, $17,000 was outstanding under the revolving commitments at an effective blended interest rate of approximately 7.3%.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, bore interest at an agreed upon base rate plus an applicable margin of 7.0% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8.0%, at the option of the Company. As of March 31, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date. The interest rate on the second lien term loan approximated 13.25% as of March 31, 2008.

The Credit Facilities are collateralized by substantially all the assets of the Company. The Company is also required to comply with certain restrictive and financial covenants. The Credit Facilities provide for certain mandatory prepayments in the event cash proceeds are received from the sale of certain assets, the issuance of equity securities, the issuance of debt and in the event the Company has consolidated excess cash flow (as defined) in any fiscal year commencing in 2008. The Credit Facilities also provide for a reduction in the applicable margin, as defined, based on the total leverage ratio of the Company.

Effective March 31, 2008, the Company and its Lenders amended the Credit Facilities. The amendments were made in connection with certain violations of the financial covenants relating to fixed charge coverage ratios and total leverage ratios. The covenant violations arose because the definition of “Consolidated Adjusted EBITDA” in the Credit Facilities excluded only $5,350 of employee bonuses which were paid at the time of the Business Combination, instead of the entire $11,000 of such employee bonuses which were intended to be excluded for this purpose. Accordingly, after the amendments, the definition of “Consolidated Adjusted EBITDA” provides that the entire $11,000 of employee bonuses paid in conjunction with the Business Combination is excluded from such calculation, effective as of the original date of the Credit Facilities.

The amendment of the first lien credit and guaranty agreement included an increase to the applicable margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5% to 4.0%) and for base rate loans from 3.00% to 3.50% (from the original range of 2.5% to 3.0%), respectively, as well as an amendment fee of .25% on the outstanding first lien indebtedness. The amendment to the second lien credit and guaranty agreement established a LIBOR-based loan floor interest rate of 13.25%, and a base rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the second lien debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the applicable original margin of 7.0%.

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years.  Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with Canadian Imperial Bank of Commerce (“CIBC”) to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%.   The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective.  Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income.  As of March 31, 2008, the Company recorded a liability of $579, included in accrued expenses and other current liabilities, in the accompanying consolidated balance sheet.  The Company also recorded in accumulated other comprehensive income (loss) $(342)  (net of tax of $237) for the three months ended March 31, 2008. No hedge ineffectiveness was recorded during the three months ended March 31, 2008.

Subordinated Notes Payable—related parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($8,619 at March 31, 2008 including $360 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%.

7.             Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2008	2007

Net Income (loss)	$(386)	$302
Other comprehensive loss:
Change in fair value of the Swap	(342)	0

Total comprehensive income (loss)	$(728)	$302

8.             Income Taxes

The Company recorded a benefit from income taxes of $267 for the three months ended March 31, 2008.  The benefit was based on the Company’s expected effective tax rate of 41% for the year ending December 31, 2008.  The Company recorded an income tax provision of $1 for the three months ended March 31, 2007 based on the Company’s expected effective tax rate of 0.3% for the year ended December 31, 2007.  The increase in the effective income tax rate is primarily related to the Business Combination.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment.  There was no valuation allowance as of March 31, 2008 and December 31, 2007 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

9.             Stockholders’ Equity

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the period. Common shares totaling 1,954,999 are subject to possible redemption and have been excluded from the calculation of basic EPS for the three months ended March 31, 2007 since such shares, if redeemed, only participated in their pro rata share of the trust fund earnings. Upon completion of the Business Combination, such shares were no longer redeemable.

Diluted EPS adjusts basic EPS for the effects of warrants, the warrants issuable pursuant to the UPO (see Note 1) and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

On February 15, 2008 the Company entered into a business advisory agreement with a third party to provide certain services and advice regarding the Company’s business and financing activities.  In connection with the business advisory agreement, the Company agreed to issue warrants to purchase up to a maximum of 100,000 shares of the Company’s common stock.  On February 15, 2008, the Company granted a warrant to purchase 25,000 shares of the Company’s common stock in connection with this agreement (the “Advisory Warrant”). The Advisory Warrant is exercisable at a price of $7.00 per share.  The fair value of the Advisory Warrant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions utilized: risk-free interest rate of 3.00%; expected life of 5 years; and expected volatility of 48.6%.  The expected volatility used was based on an examination of the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies, and other relevant factors. The Company recorded a non-cash charge of $47 in the three months ended March 31, 2008 related to the Advisory Warrant.

Common shares subject to possible redemption include the IPO Warrants (see Note 1) and the warrants issuable pursuant to the UPO. For the three months ended March 31, 2008, in the money IPO Warrants and restricted shares, totaling 1,010,901 common stock equivalents, would have been anti-dilutive and as such were excluded from the computation of diluted EPS.

2007 Incentive Compensation Plan

On October 22, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “Plan”), and authorized 1,350,000 shares for award under the Plan.  The Plan provides for the grant of a variety of equity instruments including stock options, restricted stock, stock appreciation rights, share units, performance units, and dividend equivalents.  Eligible recipients include the Company’s directors, officers, employees and certain third-party service providers.  Awards under the Plan are determined by the Company’s board of directors or a committee thereof.  The board has delegated its authority to grant awards under the Plan to the compensation committee of the board.

On January 24, 2008, board of directors of the Company (the “Board”) granted an aggregate of 28,302 shares of restricted stock (at a fair market value of $5.30 per share) to the non-employee directors and a consultant, leaving 1,321,698 shares eligible for award under the Plan as of that date.  The restriction on the shares lapses in equal annual increments over a three year period from date of grant, except under a change in control, as defined, whereby all restrictions lapse immediately.  The fair value of the restricted shares is being amortized ratably over the restriction period.  Accordingly, the Company recorded a pre-tax compensation charge of $9 for the three months ended March 31, 2008. The unamortized pre-tax compensation expense related to the restricted shares at March 31, 2008 was $141.

On April 16, 2008 and April 29, 2008, respectively, the Board granted an aggregate of 2,886 shares of common stock as awards to the non-employee directors and the consultant valued at $5.20 per share and stock options to employees for the purchase of 459,470 shares of common stock at $5.18 per share, the respective fair values per share as of the dates of grant.  The employee stock options are subject to the execution and delivery of stock option agreements.  The employee stock options will be exercisable in three equal annual installments beginning with the first anniversary of the date of grant, and will expire in seven years.

Treasury Stock

In connection with the Business Combination, during October 2007, 637,085 shares of the Company’s common stock were purchased from stockholders who voted against the acquisition of the B.J.K. Entities and requested a redemption of their shares into a pro rata share of the trust fund. The cost of the shares purchased was $3,654.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis should be read in conjunction with the “Unaudited Pro Forma Consolidated Financial Information” appearing in this section of this quarterly report and the financial statements appearing in Item 1 of this quarterly report.

On October 26, 2007, we acquired 100% of the issued and outstanding shares of capital stock and other equity interests of B.J.K. Inc., which conducts its business as “Chem Rx” (the “Business Combination”). Through B.J.K. Inc., we conduct an institutional pharmacy business, providing services to skilled nursing facilities and other long-term healthcare institutions, principally through an operations center based in Long Beach, New York, and also through locations in South Plainfield, New Jersey; Sciota, Pennsylvania; Albany, New York; and Deerfield Beach, Florida.

Overview

We provide pharmacy services to residents of skilled nursing facilities, assisted living facilities, residential living facilities and other long-term healthcare institutions. Our principal market is the New York metropolitan area and Long Island, New York. Since 2006 we have expanded our operations into New Jersey, northeastern Pennsylvania, upstate New York and southeastern Florida. As of May 28, 2008 we service over 65,800 beds located in over 420 long-term care facilities.

Our management has pursued a strategy of seeking manageable growth within a defensible market niche. Our industry is highly competitive in terms of product pricing and affords limited opportunities to implement proprietary products or processes. Nevertheless, we believe that we have been able to increase our business through a focus on service, customer satisfaction and expanded delivery options, and the integration of technology interfaces.

Prior to August 2006, we serviced customers only in the State of New York, and conducted all of our operations from leased facilities at various locations on Long Island, New York, including, since 2001, from our current leased facility in Long Beach, New York. In August 2006, certain members of our management founded our New Jersey institutional pharmacy operation, Chem Rx New Jersey, which services the New Jersey market through a leased facility located in South Plainfield, New Jersey. We acquired the New Jersey operation in the Business Combination. In January 2007, we acquired substantially all of the assets of our Pennsylvania institutional pharmacy operation, Chem Rx PA, which provides institutional pharmacy services to the eastern Pennsylvania market from a leased facility located in Sciota, Pennsylvania. In August 2007, we acquired a long-term care pharmacy serving the upstate New York market from a leased facility in Albany, New York. On April 1, 2008 we began to service customers in the South Florida market from our newly opened Deerfield Beach, Florida leased pharmacy operations center.

We believe that each of our pharmacy operations centers must service a sufficient number of beds to support a financially viable institutional pharmacy. Our expansion into the New Jersey market focused on gaining market share via the service of long-term care facilities owned or operated by principals of facilities already serviced by us in Long Beach, New York. In addition to developing a market with affiliates of existing customers, Chem Rx New Jersey purchased customer lists and directed its marketing efforts toward long-term care facilities that may be dissatisfied with services provided by a competitor. As a result of this strategy, by May 28, 2008, Chem Rx New Jersey was servicing approximately 9,300 beds.

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

The implementation of Medicare Part D on January 1, 2006 significantly altered the provision of pharmaceutical services to residents of long-term care facilities. Medicare Part D requires eligible individuals to choose a specific prescription drug plan to receive drug coverage. There are numerous approved prescription drug plans, and each plan has a unique formulary for its individual members. Institutional pharmacies must negotiate a service agreement with each prescription drug plan and follow that plan’s formulary and reimbursement and administrative processes in providing pharmaceutical services to long-term care facility residents who are members of the plan. Compliance with separate requirements of prescription drug plans may result in increased administrative costs. We have agreements with substantially all of the benchmark prescription drug plans via a group purchasing organization.

The implementation of Medicare Part D has changed the mix of payment sources in the institutional pharmacy business. Prior to implementation of Part D, institutional pharmacies received payments for products and services from Medicaid, long-term care facilities and third party payors such as insurance companies and health maintenance organizations. Since implementation of Part D, we receive a substantial portion of our reimbursements from prescription drug plans (who in turn receive their reimbursements from the Centers for Medicare and Medicaid Services (“CMS”)), with the result that direct reimbursements from long-term care facilities have been substantially reduced and payments are more timely received.

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

Results of Operations

The Company was unable to file its quarterly report on Form 10-Q for the quarter ended March 31, 2008 by the required filing date of May 15, 2008 because the Company determined that it was necessary to reconsider its use of the cash basis of accounting for manufacturer rebates.  The Company subsequently completed this evaluation and concluded that sufficient information was available in prior periods for the Company to make a reasonable estimate of manufacturer rebates and account for such rebates on an accrual basis.  The Company further determined that the adjustments required to previously reported amounts under the accrual method of accounting would be immaterial.

As a result, the consolidated balance sheet as of December 31, 2007 has been revised to correct immaterial errors in the Company’s accounting for manufacturer rebates, as well as other income and certain professional fees.  The effect of this correction was to decrease goodwill, inventory and retained earnings by $2,083, $504 and $142 respectively, and increase other assets, accounts receivable and accrued expenses by $2,143, $425 and $127, respectively.   The Company believes that the effect of this correction was not material, either quantitatively or qualitatively, to 2007 or any prior year.

The following table sets forth certain unaudited summary financial information for our operating subsidiary B.J.K. Inc. for the three months ended March 31, 2007, prior to our acquisition of B.J.K. Inc. on October 26, 2007, on a pro forma basis, certain unaudited summary financial information for Chem Rx Corporation for the three months ended March 31, 2007 as described below in the section titled “Unaudited Pro Forma Consolidated Financial Information,” and unaudited summary financial information for Chem Rx Corporation the three months ended March 31, 2008.

		Chem Rx Corporation
		Unaudited
	B.J.K. Inc.	Consolidated
	Unaudited Three months ended	Pro Forma Three months ended	Three months ended
	March 31, 2007	March 31, 2007	March 31, 2008
	Corrected (1)	Corrected (1)

Net Sales	$72,833	$72,833	$87,536

Cost of Sales	54,777	54,777	65,586

Gross Profit	18,056	18,056	21,950

Selling, General and Administrative Expenses	13,063	14,990	19,114

Operating Income	4,993	3,066	2,836

Other Income (expense)
Interest income	3	3	8
Interest expense	(573)	(3,739)	(3,795)
Other income, net	207	207	298

Total Other Expense	(363)	(3,529)	(3,489)

Income (Loss) before Minority Interest and Income Taxes	4,630	(463)	(653)

Minority Interest	(276)	—	—

Income (Loss) before Income Taxes	4,354	(463)	(653)

Provision (Benefit) for Income Taxes	88	(170)	(267)

Net Income (Loss)	$4,266	$(293)	$(386)

(1) The following table represents the impact of the correction on the unaudited operating results of B.J.K. Inc. for the three months ended March 31, 2007

	Reported	Adjustment	Corrected
Net Sales	$72,803	$30	$72,833
Cost of Sales(a)	$54,718	$59	$54,777
Gross Profit	$18,085	$(29)	$18,056
Selling, General and Administrative Expenses(a)	$13,063	$0	$13,063
Operating Income	$5,022	$(29)	$4,993
Other Income, net	$218	$(11)	$207
Total Other Expense	$(352)	$(11)	$(363)
Income (Loss) before Minority Interest and Income Taxes	$4,670	$(40)	$4,630
Income (Loss) before Income Taxes	$4,394	$(40)	$4,354
Provision (Benefit) for Income Taxes	$89	$(1)	$88
Net Income (Loss)	$4,305	$(39)	$4,266

(a) Represents a reclass between Cost of Sales and Selling, General and Administrative Expenses to conform to current year presentation.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth unaudited summary financial information for our pro forma consolidated statement of operations for the quarter ended March 31, 2007. The unaudited pro forma financial information includes the consolidated statement of operations of Chem Rx Corporation and the combined statement of income for B.J.K. Inc. for the three months ended March 31, 2007, adjusted to illustrate the estimated pro forma effects of the Business Combination, the financing transactions, and related non-recurring items.

The unaudited pro forma consolidated statement of operations gives effect to the Business Combination and the financing transactions as of January 1, 2007.  The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are directly attributable to these transactions and are factually supportable. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements of Chem Rx Corporation and its subsidiary, and other financial information appearing elsewhere in this Form 10-Q, as well as the financial information and footnotes contained in the Company’s 2007 Annual report on Form 10-K.

The unaudited pro forma financial information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the Business Combination and the financing transactions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations.

Unaudited Pro Forma Consolidated Statement of Operations

For the Three Months Ended March 31, 2007

(in thousands)

	Chem Rx Corporation Three months ended March 31, 2007	B.J.K. Inc. Three months ended March 31, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended March 31, 2007

Net Sales	$—	$72,833	$—		$72,833

Cost of Sales	—	54,777	—		54,777

Gross Profit	—	18,056	—		18,056

Selling, General and Administrative Expenses	167	13,063	1,760	(b)	14,990

Operating Income (Loss)	(167)	4,993	(1,760)		3,066

Other Income (Expense)
Interest income	470	3	(470	)(c)	3

	Chem Rx Corporation Three months ended March 31, 2007	B.J.K. Inc. Three months ended March 31, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended March 31, 2007
Interest expense	—	(573)	(3,166	)(d)	(3,739)
Other income, net	—	207	—		207

Total Other Income (Expense)	470	(363)	(3,636)		(3,529)

Income (Loss) before Minority Interest and Income Taxes	303	4,630	(5,396)		(463)

Minority Interest	—	(276)	276	(e)	—

Income (Loss) before Income Taxes	303	4,354	(5,120)		(463)

Provision (Benefit) for Income Taxes	1	88	(259	)(f)	(170)

Net Income (Loss)	$302	$4,266	$(4,861)		$(293)

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)                      See note (1) on the unaudited summary financial information table above.

(b)                     Reflects deconsolidation of 750 Park Place and increased rent expense paid to 750 Park Place, which is an affiliate that was not acquired in the Business Combination. In addition, the adjustment reflects excess salaries paid over senior management’s pro forma contractual levels and an estimated increase of $1.8 million of additional amortization expense for 3 months related to intangible assets created by Chem Rx Corporation’s acquisition of the B.J.K. Entities.

(c)                      Reflects exclusion of interest income unrelated to the B.J.K. Entities prior to the acquisition.

(d)                     Reflects estimated pro forma interest expense resulting from our new capital structure after the close of the acquisition, using an assumed 3-month LIBOR rate of 5.00% and inclusive of deferred financing cost amortization expense.

(e)                      Reflects exclusion of the minority interest related to 750 Park Place, an affiliate that was not acquired in the transaction.

(f)                        Reflects an adjustment for the assumed corporate tax rate of 37%.

Quarter ended March 31, 2008 compared with Quarter ended March 31, 2007

Net sales were $87.5 million for the three months ended March 31, 2008, as compared to pro forma net sales of $72.8 million for the three months ended March 31, 2007, an increase of $14.7 million or 20.2%. This growth in net sales was principally due to increased beds serviced by our New Jersey, Pennsylvania (in operation now for over 22 and 15 months, respectively) and New York facilities, primarily as a result of our continued focus on relationship management and high quality of service.

Gross profit was $22.0 million for the three months ended March, 2008 as compared to pro forma gross profit of $18.1 million for the three months ended March 31, 2007, an increase of $3.9 million or 21.5%. Gross profit as a percentage of net sales was 25.1% and 24.8% for the three months ended March 31, 2008 and 2007, respectively. The increase in the gross profit dollars and percent was attributable to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities and other fixed-cost resources.

Selling, general and administrative expenses were $19.1 million for the three months ended March 31, 2008 as compared to pro forma SG&A of $15.0 million for the three months ended March 31, 2007. This $ 4.1 million increase in selling, general and administrative expenses was attributable to higher expenditures to support the revenue growth in our South Plainfield, New Jersey; Albany, NY; and Sciota, PA facilities and start up costs of our recently opened Deerfield Beach, Florida location.  In addition, we incurred $.2 million of expenses associated with the Business Combination, $.9 million of increased professional and consulting fees related primarily to the cost of being a public company and an increase in delivery expenses of $.8 million due to increased sales and higher fuel costs.  Selling, general and administrative expenses as a percentage of net sales was 21.8% and 20.6% for the three months ended March 31, 2008 and 2007, respectively.  Excluding expenses associated with the Business Combination and increased professional and consulting fees, selling, general and administrative expenses as a percentage of net sales would have been 20.6% for the three months ended March 31, 2008.

Interest expense and other income were $3.5 million for the three months ended March 31, 2008 and pro forma for the three months ended March 31, 2007.   The Company recorded a benefit from income taxes of $267 for the three months ended March 31, 2008, based on the Company’s expected effective tax rate of  41% for the year ending December 31, 2008.  The Company recorded an income tax provision of $1 for the three months ended March 31, 2007 based on the Company’s expected effective tax rate of .3% for the year ended December 31, 2007.  The increase in the effective income tax rate is primarily related to the Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from funding of capital expenditures, ongoing operating costs and working capital.

Principal and interest payments under the Credit Facilities represent significant liquidity requirements for the Company.  The Company expects that cash flow from operating activities and expected available borrowings under the revolving commitments of the Credit Facilities will provide sufficient working capital to operate the Company’s business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company’s outstanding debt.  No assurance can be given, however, that the Company’s business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.

The Credit Facilities

In connection with the Business Combination on October 26, 2007, the Company entered into a first lien credit and guaranty agreement in an aggregate amount not to exceed $125,000, consisting of $80,000 aggregate principal amount of initial term loan,

$20,000 aggregate principal amount of delayed draw term loan commitments, and up to $25,000 aggregate principal amount of revolving commitments. Additionally, on October 26, 2007, the Company entered into a second lien and guaranty agreement which consists of a second lien term loan facility in an aggregate amount not to exceed $37,000, collectively herein referred to as the “Credit Facilities.” On October 26, 2007, the Company utilized an aggregate of $121,000 of the Credit Facility to fund the purchase of the B.J.K. Entities.

The initial term loan matures on October 26, 2013 and bears interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At March 31, 2008, $79,500 was outstanding under the initial term loan.  Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012.  The interest rate on the initial term loan approximated 7.1% as of March 31, 2008.

The delayed draw term commitments expire on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. At March 31, 2008, there were no borrowings due under the delayed draw term loan commitments. Effective May 14, 2008, the delayed draw term commitments were terminated.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company (at rates of 5.25% for prime and 2.7% for LIBOR at March 31, 2008). As of March 31, 2008, $17,000 was outstanding under the revolving commitments at an effective blended interest rate of 7.3%.  As of May 28, 2008 $11,500 was outstanding under the Revolving Loans, with $13,500 available to borrow.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, interest at an agreed upon base rate plus an applicable margin, as defined, of 7% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8%, at the option of the Company. As of March 31, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date.  The interest rate on the second lien term loan approximated 13.25% as of March 31, 2008.

The Credit Facilities are collateralized by substantially all the assets of the Company. The Credit Facilities provide for certain mandatory prepayments in the event cash proceeds are received from the sale of certain assets, the issuance of equity securities, the issuance of debt and in the event the Company has consolidated excess cash flow (as defined) in any fiscal year commencing in 2008.  The Credit Facilities also provide for a reduction in the applicable margin, as defined, based on the total leverage ratio of the Company.

The Company is also required to comply with certain restrictive and financial covenants, including, among other things, limits or restrictions on the Company’s and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates.  The Credit Facilities also require the Company to comply with minimum coverage ratios of Consolidated Adjusted EBITDA, as defined, to Consolidated Fixed Charges and Consolidated Adjusted EBITDA to Total Debt.

Effective March 31, 2008, the Company amended the Credit Facilities. The amendments were made in connection with certain violations of the financial covenants relating to fixed charge coverage ratios and total leverage ratios. The covenant violations arose because the definition of “Consolidated Adjusted EBITDA” in the Credit Facilities excluded only $5,350 of employee bonuses which were paid at the time of the Business Combination, instead of the entire $11,000 of such employee bonuses which were intended to be excluded for this purpose. Accordingly, after the amendments, the definition of “Consolidated Adjusted EBITDA” provides that the entire $11,000 of employee bonuses paid in conjunction with the Business Combination is excluded from such calculation, effective as of the original date of the Credit Facilities.

The amendment of the first lien credit and guaranty agreement included an increase to the applicable margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5% to 4.0%) and for base rate loans from 3.00% to 3.50% (from the original range of 2.5% to 3.0%), respectively, as well as an amendment fee of .25% on the outstanding first lien indebtedness. The amendment to the second lien credit and guaranty agreement established a LIBOR-based loan floor interest rate of 13.25%, and a Base Rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the second lien debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the applicable original margin of 7.00%.

As of March 31, 2008, the Company was in compliance with the covenants contained in the Credit Facilities.

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years.  Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with CIBC to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%.   The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective.  Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income.  As of March 31, 2008, the Company recorded a liability of $579 in the accompanying consolidated balance sheet.  The Company also recorded in accumulated other comprehensive income (loss) after-tax net losses of $(342) for the three months ended March 31, 2008. No hedge ineffectiveness was recorded during the three months ended March 31, 2008.

Borrowings under the revolving commitments of the Credit Facilities are a key source of the Company’s liquidity, and the Company’s ability to borrow thereunder is material to the Company’s liquidity and operations.  Failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test or the Total Leverage test (each as defined) would result in a violation of the Credit Facilities which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder.  If the debt under the Credit Facilities is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the Credit Facilities, or have access to other sources of funding.

Subordinated Notes Payable—Related Parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($8,619 at 3/31/2008 including $360 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 of $1,975 was principally the result of $2,401 in cash generated (net loss of $386 plus depreciation and amortization of $2,498 and other non cash items of $289) and a decrease in inventory of $3,248 offset by an increase in accounts receivable of $4,458 and payments of accounts payable and accrued expenses of $1,773.

Net cash provided by operating activities for the three months ended March 31, 2007 of $439 was principally the result of interest income.

Investing Activities

Net cash used in investing activities of $1,487 for the three months ended March 31, 2008 is due to expenditures for property and equipment.  The Company currently expects that total expenditures for property and equipment for 2008 will be approximately $2,500.

Net cash used in investing activities of $469 for the three months ended March 31, 2007 was related to trust fund investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 of $2,477 was primarily due to borrowings under the revolving commitments of the Company’s Credit Facilities of $3,000 offset by a required repayment of the initial term loan of $500.  The Company anticipates that its debt service requirements for the balance of 2008 will be approximately $10,500, representing $1,500 of required initial term loan repayments and interest of approximately $9,000.

There was no net cash used in financing activities for the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

Under the Credit Facilities, which are dated as of October 26, 2007, the Company has pledged all of its assets (including the assets of its subsidiaries), to guaranty the obligations of the Company. On April 8, 2008, the Company arranged for one of the Company’s major pharmaceutical vendors to extend certain benefits to the Company.  The vendor, AmerisourceBergen Drug Corporation (“ABDC”), and the Company are parties to a prime vendor agreement.  The prime vendor agreement was amended in connection with the Company’s Business Combination to provide, among other things, that the Company would be required to maintain a cash deposit of $2,500 as security for its pharmaceutical purchases from ABDC.  On April 8, 2008, Jerry Silva delivered to ABDC a personal letter of credit in the amount of $2,500 as security for pharmaceutical purchases by the Company under the prime vendor agreement.  In exchange for the delivery of this letter of credit, ABDC agreed, among other things, to return to the Company the $2,500 cash deposit.  No payment or other financial accommodation was given by the Company to Jerry Silva with respect to the letter of credit.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, sales discounts, inventory valuation, and valuation and recoverability of long lived assets, indefinite lived intangibles, (including the values assigned to acquired intangible assets) and income taxes. Our management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. Further information regarding these policies appears within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K.

Since December 31, 2007, there have been no significant changes to the Company’s critical accounting policies or to the related assumptions and estimates involved in applying these policies, except for a change in the accounting for manufacturer rebates.  The change in accounting for manufacturing rebates, from a cash basis of accounting to the accrual method, has been accounted for as a correction of previously issued financial reports, as discussed above in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation; Results of Operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Among other items, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first annual reporting period beginning after November 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s liquidity, future financial results, economic conditions, trends, certain risks and uncertainties, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “estimate,” “anticipate,” “seek,” “should,” “look forward to,” “indications,” “plan,” “momentum,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions.  Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the Company’s expectations, or “cautionary statements,” include, without limitation:

•                  our substantial amount of debt;

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

•                  interest rate changes affecting the Company;

•                  the effects of the loss or bankruptcy of or default by a significant customer, supplier or other entity relevant to our operations;

•                  the Company’s estimates of required reserves for doubtful accounts, if future economic conditions, or competitive conditions differ from expectations;

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

•                  our estimates of costs and benefits, cash flow from operations and capital expenditures;

•                  our ability to list our common stock on stock exchanges;

•                  natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond our control;

•                  elimination of, changes in or our failure to satisfy pharmaceutical manufacturers’ rebate programs;

•                  our ability to attract and retain key executives, pharmacists and other healthcare personnel;

•                  changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company;

•                  our ability to ensure and maintain an effective system of internal controls over financial reporting; and

•                  geopolitical events and regulatory changes.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates.

Interest Rate Risk

The Company’s borrowings at March 31, 2008 under the Credit Facilities expose earnings to changes in short-term interest rates.  Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable.  Effective January 28, 2008, the Company entered into the Swap with CIBC for a notional amount of $58,500 to hedge its exposure to changes in interest rates on approximately 50% of the first lien credit and second lien credit and guaranty agreements of the Credit Facilities.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934

(the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and interim chief financial officer (“interim CFO”), as appropriate to allow timely decisions regarding required disclosure.

We carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and interim CFO, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the CEO and interim CFO concluded that as of March 31, 2008 our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately, due to following material weaknesses:

(1)  We do not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial accounting and reporting requirements.

(2)   We do not maintain an integrated system for revenue, accounts receivable, inventory and fixed assets.  We do not maintain a detailed fixed asset subsidiary ledger which can be reconciled to our general ledger on a timely basis.  As a result, our controls involve significant manual processing and reliance on detailed management reviews.

(3) We do not maintain adequate review controls over the accounting for and reporting of non-routine transactions and complex accounting matters.

(4)  We do not maintain adequate documentation or assessment of our internal controls over financial reporting.

These weaknesses have the potential to cause a material misstatement and/or inadequate disclosures in our consolidated financial statements.

The correction of the Company’s prior consolidated financial statements for the year ended December 31, 2007 as described in Note 2 of the Consolidated Financial Statements presented elsewhere in this quarterly report and the delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008 were caused primarily by the material weaknesses identified above.

Because of the weaknesses described above, we performed additional analyses and other post-closing procedures in order to prepare the consolidated financial statements contained in this quarterly report in accordance with applicable generally accepted accounting principles.  Accordingly, management believes that the consolidated financial statements included in this quarterly report on Form 10-Q for the period ended March 31, 2008 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Members of our management, including our CEO and interim CFO, are working with our audit committee to develop a remediation plan to address the weaknesses described above.  At present, this remediation plan consists of the following:

(a) In order to address the weakness described in items (1) above, we are in the process of identifying candidates with appropriate education and experience in accounting and financial reporting.  During the second and third quarters of 2008 we intend to supplement our financial accounting staff, as appropriate.

(b) In order to address the weakness described in Item (2) above, the Company is in the process of completing the installation of a general ledger software package and is continuing to implement both an integrated perpetual inventory system as well as an integrated revenue recognition / accounts receivable process.  In addition, the Company is beginning the implementation of a fixed asset subsidiary ledger which it expects to complete prior to the end of the Company’s third quarter.

(c)  In order to address the weakness described in item (3) above, we have implemented a process that ensures the timely review and approval of complex accounting transactions by qualified accounting personnel.  In addition, we now require that all significant non-routine transactions be reviewed by senior financial management.  We have also developed improved monitoring controls in the accounting department.

(d) To address the weakness in item (4) above, during the second quarter we will retain a nationally recognized accounting firm to assist management in documenting, reviewing and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting, assisting in the review and assessment of appropriate disclosure controls and procedures, and assisting in the development of any remedial actions.

We intend to take further steps to strengthen our disclosure controls and procedures in order to remediate these and potentially other weaknesses through ongoing process improvements, the implementation of additional enhanced policies and controls and the ongoing re-assessment of the technical accounting capabilities of our financial accounting staff during our fiscal year ending December 31, 2008.  We intend for these to be ongoing efforts to which we will devote significant resources and which we will review, maintain and update over time.  In addition, we have initiated the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the fiscal year ending December 31, 2008.

Except to the extent described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.  Legal Proceedings.

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company.  The plaintiffs allege that they are entitled to compensation as a result of the Company’s B.J.K. Inc. acquisition on October 26, 2007.  The complaint asserts various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and seeks various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc. Following mediation, the parties have tentatively agreed on a settlement and are negotiating its terms. No assurance can be given, however, that the parties will be able to reach a definitive settlement agreement.  The Company believes that Jerry Silva, Steven Silva, and certain other parties are obligated to indemnify the Company for these claims and reasonable legal costs under the terms of the Stock Purchase Agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company.  The Company therefore believes that payment of any settlement or judgment resulting from the lawsuit will not have an adverse effect on the Company’s results of operations or financial position.

Item 1A.    Risks Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors and to a financial advisor to the board. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 4,717 shares for each of the six individuals, or an aggregate of 28,302 shares. No separate consideration was required to be paid for these shares. The shares were awarded in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

As of February 15, 2008, the Company issued a common stock purchase warrant to a financial advisor to the Company pursuant to which the financial advisor may purchase 25,000 shares.  This warrant is exercisable at a price of $7.00 per share.  No separate consideration was required to be paid for this warrant. The warrant was issued in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On April 16, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors and to a financial advisor to the board. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 481 shares for each of the six individuals, or an aggregate of 2,886 shares. No separate consideration was required to be paid for these shares. The shares were awarded in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

May 30, 2008	/s/ Jerry Silva
Jerry Silva
Chief Executive Officer

May 30, 2008	/s/ Joseph Sinicropi
Joseph Sinicropi
Interim Chief Financial Officer