Form 10-Q
period 2008-06-30
CHEM RX CORP
filed 2008-08-14
CIK 1330487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, 13,791,866 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 2)
CURRENT ASSETS
Cash	$5,166	$3,740
Accounts receivable, net	72,341	65,038
Inventory	17,364	22,354
Prepaid expenses and other current assets	6,266	4,562
Current deferred tax asset	830	-
Total Current Assets	101,967	95,694

Property and equipment, net	9,903	8,806

Intangible assets, net	78,501	82,033
Goodwill	38,626	38,626
Deferred financing costs, net	4,625	4,779
Other assets	1,312	2,562
Deferred tax asset	-	544
TOTAL ASSETS	$234,934	$233,044

CURRENT LIABILITIES
Accounts payable	$32,073	$24,280
Accrued expenses and other current liabilities	2,747	3,284
Current portion of long-term debt	2,000	2,000
Total Current Liabilities	36,820	29,564

Deferred tax liability	137	-
Long-term debt	123,000	129,000
Subordinated notes payable - related parties	8,836	8,408
Total Liabilities	168,793	166,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 150,000,000 shares in 2008 and 2007; 14,400,000 issued; 13,789,386 outstanding at June 30, 2008 and 13,762,915 outstanding at December 31, 2007	1	1
Treasury stock, 637,085 shares (at cost)	(3,654)	(3,654)
Additional paid-in-capital	67,569	67,372
Accumulated other comprehensive income	529	-
Retained earnings	1,696	2,353
Total Stockholders’ Equity	66,141	66,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,934	$233,044

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$89,741	$-	$177,277	$-

Cost of sales	66,395	-	131,981	-

Gross profit	23,346	-	45,296	-

Selling, general and administrative expenses	20,935	109	40,049	276

Operating income (loss)	2,411	(109)	5,247	(276)

Other income (expense):
Interest income	40	501	48	971
Interest expense	(3,372)	-	(7,167)	-
Other income, net	402	-	700	-

(Loss) income before income taxes	(519)	392	(1,172)	695
(Benefit) provision for income taxes	(249)	-	(516)	1
Net (loss) income	(270)	392	(656)	694

Accretion of trust fund relating to common stock subject to possible redemption	-	106	-	200

Net (loss) income available to common stockholders	$(270)	$286	$(656)	$494

Net (loss) income per share - basic and diluted	$(.02)	$.03	$(.05)	$.05

Weighted average shares outstanding - basic and diluted	13,765,294	9,945,001	13,764,104	9,945,001

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net (loss) income	$(656)	$694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,519	-
Amortization of deferred financing fees	432	-
Deferred rent	90	-
Deferred income taxes	(516)	-
Interest accrued on subordinated notes payable – related parties	427	-
Provision for doubtful accounts	850	-
Stock based compensation	197	-

Changes in operating assets and liabilities:
Accounts receivable	(8,153)	-
Inventory	4,989	-
Prepaid expenses and other current assets	(1,703)	(2)
Other assets	2,147	-
Accounts payable	7,793	841
Accrued expenses and other current liabilities	(638)	-
Other	-	46
Net cash provided by operating activities	9,778	1,579

Cash flows used in investing activities:
Investment held in trust fund	-	(970)
Deferred Acquisition costs	-	(1,021)
Property and equipment additions	(2,074)	-
Net cash used in investing activities	(2,074)	(1,991)

Cash flows provided by (used in) financing activities:
Principal borrowings under revolving credit facility	7,250	-
Principal payments on revolving credit facility	(12,250)	-
Principal payments under initial term loan	(1,000)	-
Payment of deferred financing fees	(278)	-
Payments of deferred offering costs	-	362
Net cash (used in) provided by financing activities	(6,278)	362

Net increase (decrease) in cash and cash equivalents	1,426	(50)
Cash and cash equivalents at beginning of period	3,740	54
Cash and cash equivalents at end of period	$5,166	$4

Supplemental disclosures:
Accretion of trust fund relating to common stock subject to possible redemption	$-	$199
Cash paid for:
Interest	$6,308	$1
Income taxes	$388	$-

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
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

As of August 13, 2008, the Company services its customers primarily from its main pharmacy operations center in Long Beach, New York, and to a lesser extent from its operating facilities in South Plainfield, New Jersey; Sciota, Pennsylvania; Albany, New York; and Deerfield Beach, Florida.

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

In the first quarter of 2008, the Company adjusted the assets acquired in the Business Combination in connection with a correction principally related to its accounting for manufacturing rebates as well as certain other immaterial adjustments (see Note 2). As a result of the correction, previously reported assets acquired were adjusted by decreasing goodwill by $2,083, inventory by $483 and other long-term assets by $19 and by increasing prepaid and other current assets by $2,243 and accounts receivable by $342.

The Company could be required to pay the Sellers an additional amount of cash up to $12,500 and issue up to an aggregate of 9,000,000 newly issued shares of its common stock subject to the achievement of certain milestones as defined in the stock purchase agreement relating to the Business Combination. Such milestones include the achievement of specified quoted common stock prices and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years 2007 through 2011. Such milestones are based on annual and cumulative thresholds and include both possible limitations and accelerations. No such milestones were achieved for any measurement period through June 30, 2008. This contingent consideration will be accounted for as additional purchase price if and when payment becomes probable.

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

Unaudited pro-forma results, as corrected for the adjustments described in Note 2, for the Company, as if the Business Combination had occurred on January 1, 2007, are as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Net Sales	$79,413	$152,246
Net Income	$659	$366
Net Income per share—basic and diluted	$.05	$.03
Weighted average shares outstanding—basic and diluted	13,762,915	13,762,915

Initial Public Offering

On October 27, October 31 and November 1, 2005, the Company sold an aggregate of 9,775,000 units in its initial public offering (“IPO”) at $6.00 per unit, for total gross proceeds of $58,650 and net proceeds of $53,473. Each unit consists of one share of the Company’s common stock, and two redeemable common stock purchase warrants (the “Unit”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share. The warrants became exercisable on the date of the Company’s business combination, October 26, 2007 and expire on October 20, 2009.

The warrants sold in the IPO (the “IPO Warrants”) are redeemable by the Company at a price of $.01 per warrant upon 30 days’ notice if the closing sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the IPO, the Company issued a unit purchase option (the “UPO”), for $0.10, to the representative of the underwriters in the IPO, to purchase 425,000 units (creating 425,000 potential common shares and 850,000 potential warrants) at an exercise price of $7.50 per unit. The warrants underlying such units are exercisable at $6.25 per share and expire on October 20, 2009. The Company has accounted for the fair value of this UPO as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the UPO at the date of issuance was approximately $922 ($2.17 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.875% based on the average volatility of comparable publicly traded companies, (2) risk-free interest rate of 4.03%, (3) expected dividend yield of 0% and (4) expected life of 5 years. The UPO may be exercised for cash or on a “cashless” basis. The holders of the warrants underlying the UPO are not entitled to receive net cash settlement of the warrants.

As of June 30, 2008, all 19,550,000 warrants and all 425,000 units (creating 425,000 potential common shares and 850,000 warrants) remain outstanding.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, sales discounts, manufacturing rebates, inventory valuation, valuation and recoverability of long lived assets, indefinite lived intangibles (including the values assigned to acquired intangible assets and goodwill), share based payments, warrants and income taxes.

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

As a result, the consolidated balance sheet at December 31, 2007 has been revised to correct the immaterial errors in the Company’s accounting for manufacturer rebates, as well as other income and certain professional fees. The effect of this correction, shown in the table below, is principally related to periods prior to the Business Combination and accordingly is reflected through a reduction in goodwill. For the period subsequent to the Business Combination, net income was overstated by $142 and accordingly, retained earnings has been reduced. The Company believes that the effect of this correction was not material, either quantitatively or qualitatively, to 2007 or any prior year.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”),“Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007),“Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

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

Prior to the Business Combination, the Company occupied office space provided by an affiliate of Lindsay Rosenwald, who was the Company’s chairman at the time. The Company paid such affiliate $7.50 per month for such services commencing on October 21, 2005 and ending on October 26, 2007. For the three and six months ended June 30, 2007, the Company incurred expense totaling $22.5 and $45.0, respectively to such affiliate pursuant to this agreement.

The Company leases its 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co, LLC (the “Long Beach Landlord”) under a lease agreement that expires December 31, 2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva’s wife. Mark Baldinger was a former principal of the B.J.K. Entities. Under the lease, the Company pays rent at the monthly rate of $125, increasing to $150 on January 1, 2010, $175 on January 1, 2013, $200 on January 1, 2016 and $225 on January 1, 2019. Jerry Silva, Rosalie Silva and Steven Silva currently earn approximately $385, $385 and $55, respectively, from their ownership interests in the Long Beach Landlord. These amounts are net of annual mortgage payments of approximately $353 and other operating expenses. Under the lease, the Company is obligated to pay the real estate taxes relating to the premises. The Company expensed $108 and $194 in real estate taxes during the three and six months ended June 30, 2008, respectively, with respect to the Long Beach facility. The Company believes that these rental amounts represent market rates for a facility of this type located in Long Beach, New York.

Jerry Silva, the Company’s chairman and chief executive officer, and Steven Silva, the Company’s president and chief operating officer (together, the “Silvas”), entered into three separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase up to a total of 5,169,749 shares of the Company’s common stock from them during a specified period and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company’s common stock and caused those shares to be voted in favor of the Business Combination at the special meeting of the Company’s stockholders. Each put option may be exercised at any time, and from time to time, beginning July 22, 2008 and ending October 27, 2008. The exercise price for each put option is the average price paid by the investor to acquire the shares subject to the put option, but not to exceed $6.00 per share. If exercised, the put option may be settled in cash or physically settled, at the option of the Silvas. The option may be settled in cash only if the Company’s shares are traded on the Nasdaq Capital Market, the Nasdaq Global Market, or any registered national stock exchange. If the put options are exercised in full, assuming they are physically settled, the Silvas and their affiliates would own approximately 54.2% of the Company’s outstanding shares of common stock. During the period July 22, 2008 through August 13, 2008, options were exercised requiring the Silvas to purchase a total of 2,169,749 shares, resulting in the Silvas and their affiliates owning 32.5% of the Company’s outstanding shares of common stock at August 13, 2008.

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

Pursuant to an agreement dated October 26, 2007, the Sellers are entitled to certain piggyback and demand registration rights with respect to the shares of the Company’s common stock that they were issued as part of the purchase price under the stock purchase agreement relating to the Business Combination.

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company. The plaintiffs alleged that they were entitled to compensation as a result of the Company’s acquisition of B.J.K. Inc. on October 26, 2007. The complaint asserted various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and sought various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc. Following mediation, the parties entered into a settlement agreement and caused the lawsuit to be dismissed with prejudice. Jerry Silva, Steven Silva, and certain of their affiliates are obligated to indemnify the Company for any costs associated with these claims under the terms of the stock purchase agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company. Accordingly, these parties funded the settlement payment to the plantiffs. The Company therefore believes that this lawsuit does not have an adverse effect on the Company’s results of operations or financial position.

5. Accounts Receivable

Gross accounts receivable at June 30, 2008 and December 31, 2007 totaled approximately $81,038 and $72,893 million, respectively. The allowance for doubtful accounts and sales discounts was $7,216 and $1,481 at June 30, 2008 and $6,615 and $1,239 at December 31, 2007, respectively. Accounts receivable from nursing homes and prescription drug plans and other third parties totaled approximately $70,993 and $63,947 or 88% and 88% of the gross accounts receivable, respectively. Approximately $20,495 and $19,528 of the respective balances were outstanding for more than 180 days.

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

The initial term loan matures on October 26, 2013 and, prior to the amendment on March 31, 2008, described below, bore interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At June 30, 2008, $79,000 was outstanding under the initial term loan. Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012. The interest rate on the initial term loan, as amended, approximated 6.98% as of June 30, 2008.

The delayed draw term commitments expired on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. Effective May 14, 2008, the delayed draw term commitments, were terminated. At June 30, 2008, there were no borrowings due under the delayed draw term loan commitments.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. As of June 30, 2008, $9,000 was outstanding under the revolving commitments at an interest rate of approximately 6.98%.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, bore interest at an agreed upon base rate plus an applicable margin of 7.0% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8.0%, at the option of the Company. As of June 30, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date. The interest rate on the second lien term loan, as amended, was 13.25% as of June 30, 2008.

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

The Company is also required to comply with certain restrictive and financial covenants, including, among other things, limits or restrictions on the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The Credit Facilities also require the Company to comply with minimum coverage ratios of Consolidated Adjusted EBITDA, as defined, to Consolidated Fixed Charges and Consolidated Adjusted EBITDA to Total Debt.

As of June 30, 2008, the Company was in compliance with the covenants contained in the Credit Facilities. While the Company currently believes that it will continue to be in compliance with the bank covenants in the future, failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test or the Total Leverage test (each as defined) would result in a violation of the Credit Facilities which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder. If the debt under the Credit Facilities is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the Credit Facilities, or have access to other sources of funding.

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

The amendment of the first lien credit and guaranty agreement included an increase to the applicable margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5% to 4.0%) and for base rate loans from 3.00% to 3.50% (from the original range of 2.5% to 3.0%), respectively, as well as an amendment fee of $245,500 on the outstanding first lien indebtedness. The amendment fee has been added to deferred financing fees, and is being amortized over the life of the loan. The amendment to the second lien credit and guaranty agreement established a LIBOR-based loan floor interest rate of 13.25%, and a base rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the second lien debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) for non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the applicable original margin of 7.0%.

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years. Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with Canadian Imperial Bank of Commerce (“CIBC”) to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%. The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 30, 2008, the Company recorded an asset of $897, included in other assets, in the accompanying consolidated balance sheet and other comprehensive income (loss) of $871 (net of tax of $605) and $529 (net of tax of $368) for the three and six months ended June 30, 2008, respectively, to account for the change in the fair value of the Swap. No hedge ineffectiveness was recorded during the three and six months ended June 30, 2008.

Subordinated Notes Payable—related parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($8,836 at June 30, 2008 including $577 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%. Interest shall be paid in-kind (by increasing the outstanding principal amount of this Note by the amount of such unpaid interest, and thereafter the principal amount of this Note shall be deemed to be such increased amount for all purposes hereunder, including the calculation of interest) and not in cash.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007

Net (Loss) Income	$(270)	$392	$(656)	$694
Other comprehensive income:
Change in fair value of the Swap, net of taxes	871	-	529	-

Total comprehensive income (loss)	$601	$392	$(127)	$694

8. Income Taxes

The Company recorded a benefit from income taxes of $249 and $516 for the three and six months ended June 30, 2008, respectively. The benefit was based on the Company’s expected effective tax rate of 44% for the year ending December 31, 2008. The Company recorded an income tax provision of $0 and $1 for the three and six months ended June 30, 2007, respectively, based on the Company’s expected effective tax rate of 0.1% for the year ended December 31, 2007. The increase in the effective income tax rate is primarily related to the Business Combination.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of June 30, 2008 and December 31, 2007 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

9. Stockholders’ Equity

Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing the net (loss) income available to the common stockholders by the weighted average number of common shares outstanding during the periods. Common shares totaling 1,954,999 are subject to possible redemption and have been excluded from the calculation of basic EPS for the three and six months ended June 30, 2007 since such shares, if redeemed, only participated in their pro rata share of the trust fund earnings. Upon completion of the Business Combination, such shares were no longer redeemable.

Diluted EPS adjusts basic EPS for the effects of warrants, the warrants issuable pursuant to the UPO (see Note 1) and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

On February 15, 2008 the Company entered into a business advisory agreement with a third party to provide certain services and advice regarding the Company’s business and financing activities. In connection with the business advisory agreement, the Company agreed to issue warrants to purchase up to a maximum of 100,000 shares of the Company’s common stock. On February 15, 2008 and May 15, 2008, the Company granted two warrants to purchase an aggregate of 50,000 shares of the Company’s common stock in connection with this agreement (the “Advisory Warrant”). The Advisory Warrants are exercisable at a price of $7.00 per share and had a fair value of $1.89 and $1.72 on February 15, 2008 and May 15, 2008, respectively. The fair value of the Advisory Warrants was estimated on the date of each grant using a Black-Scholes option-pricing model with the following assumptions utilized: risk-free interest rate of 3.00%; expected life of 5 years; expected dividend yield of 0% and expected volatility of 48.6% based on the average volatility of comparable publicly traded companies. The expected volatility used was based on an examination of the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies, and other relevant factors. The Company recorded a non-cash charge of $43 and $90 in the three and six months ended June 30, 2008, respectively, related to the Advisory Warrants.

Common shares subject to possible redemption include the IPO Warrants (see Note 1) and the warrants issuable pursuant to the UPO. For the three and six months ended June 30, 2008, in the money IPO Warrants, restricted shares and employee stock options, totaling 168,625 and 589,028, respectively, common stock equivalents, would have been anti-dilutive and as such were excluded from the computation of diluted EPS.

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

On January 24, 2008, board of directors of the Company (the “Board”) granted an aggregate of 28,302 shares of restricted stock (at the quoted market value on the date of grant of $5.30 per share) to the non-employee directors and a consultant to the Board. During the quarter ending June 30, 2008, the consultant resigned and therefore forfeited his restricted shares of 4,717. The restriction on the shares lapses in equal annual increments over a three-year period from date of grant, except under a change in control, as defined, whereby all restrictions lapse immediately. The fair value of the restricted shares is being amortized ratably over the restriction period. Accordingly, the Company recorded a pre-tax compensation charge of $10 and $20 for the three and six months ended June 30, 2008, respectively. The unamortized pre-tax compensation expense related to the restricted shares at June 30, 2008 was $105.

On April 16, 2008 the Board granted an aggregate of 2,886 shares of common stock as awards to the non-employee directors and the consultant valued at $5.20 per share, representing the quoted market value on the date of grant. Accordingly, the Company recorded a pre-tax compensation charge of $15 for the three months ended June 30, 2008.

On April 29, 2008 and June 12, 2008, respectively, the Board granted stock options to employees for the purchase of 459,470 shares of common stock at $5.18 per share and stock options to an executive for the purchase of 50,000 shares of common stock at $4.93 per share, the respective quoted market values per share as of the dates of grant.  The employee stock options are subject to the execution and delivery of stock option agreements.  The employee stock options will be exercisable in three equal annual installments beginning with the first anniversary of the date of grant, and will expire in seven years. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by the employees who receive equity awards. Accordingly, the Company recorded a pre-tax compensation charge of $74 for the three and six months ended June 30, 2008. The unamortized pre-tax compensation expense related to the stock options at June 30, 2008 was $1,321.

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2008 was $2.27. In addition to the exercise and grant date prices of the awards, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the table below:

Expected dividend yield	0%
Expected volatility	48.6%
Risk-free interest rate	2.90%
Expected term (years)	4.67

Expected Term:
The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined as a function of the contractual terms of the stock-based awards and vesting schedules. The Company used the simplified method under SAB No. 110,“Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options for estimating expected term” as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

Expected Volatility:
Volatility factor was estimated using the average volatility of comparable publicly traded companies.

Expected Dividend:
The Black-Scholes model calls for a single expected dividend yield as an input. The Company does not anticipate that it will issue dividends in the near future.

Risk-Free Interest Rate:
The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

There were 814,059 remaining shares eligible for award under the Plan as of June 30, 2008.

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
(amounts in thousands)

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

Overview

We provide pharmacy services to residents of skilled nursing facilities, assisted living facilities, residential living facilities and other long-term healthcare institutions. Our principal market is the New York metropolitan area and Long Island, New York. Since 2006 we have expanded our operations into New Jersey, northeastern Pennsylvania, upstate New York and southeastern Florida. As of August 1, 2008 we service over 67,500 beds located in over 440 long-term care facilities.

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

Prior to August 2006, we serviced customers only in the State of New York, and conducted all of our operations from leased facilities at various locations on Long Island, New York, including, since 2001, from our current leased facility in Long Beach, New York. In August 2006, certain members of our management founded our New Jersey institutional pharmacy operation, Chem Rx New Jersey, which services the New Jersey market through a leased facility located in South Plainfield, New Jersey. We acquired the New Jersey operation in the Business Combination. In January 2007, we acquired substantially all of the assets of our Pennsylvania institutional pharmacy operation, Chem Rx PA, which provides institutional pharmacy services to the eastern Pennsylvania market from a leased facility located in Sciota, Pennsylvania. In August 2007, we acquired a long-term care pharmacy serving the upstate New York market from a leased facility in Albany, New York. On April 1, 2008 we began to service customers in the South Florida market from our new Deerfield Beach, Florida leased pharmacy operations center.

We believe that each of our pharmacy operations centers must service a sufficient number of beds to support a financially viable institutional pharmacy. Our expansion into the New Jersey market focused on gaining market share via the service of long-term care facilities owned or operated by principals of facilities already serviced by us in Long Beach, New York. In addition to developing a market with affiliates of existing customers, Chem Rx New Jersey purchased customer lists and directed its marketing efforts toward long-term care facilities that may be dissatisfied with services provided by a competitor. As a result of this strategy, as of August 1, 2008, Chem Rx New Jersey was servicing approximately 9,380 beds.

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

As a result, the consolidated balance sheet as of December 31, 2007 has been revised to correct immaterial errors in the Company’s accounting for manufacturer rebates, as well as other income and certain professional fees. The effect of this correction was to decrease goodwill, inventory and retained earnings by $2,083, $504 and $142, respectively, and increase other assets, accounts receivable and accrued expenses by $2,143, $425 and $127, respectively. The Company believes that the effect of this correction was not material, either quantitatively or qualitatively, to 2007 or any prior year.

The following tables set forth certain unaudited summary financial information for our operating subsidiary B.J.K. Inc. for the three and six months ended June 30, 2007, prior to our acquisition of B.J.K. Inc. on October 26, 2007, on a pro forma basis, certain unaudited summary financial information for Chem Rx Corporation for the three and six months ended June 30, 2007 as described below in the section titled “Unaudited Pro Forma Consolidated Financial Information,” and unaudited summary financial information for Chem Rx Corporation the three and six months ended June 30, 2008.

For the Three Months Ended June 30, 2008

	B.J.K. Inc.	Chem Rx Corporation Unaudited Consolidated
	Unaudited Three months ended	Pro Forma Three months ended	Three months ended
	June 30, 2007	June 30, 2007	June 30, 2008
	Corrected (1)	Corrected (1)

Net Sales	$79,413	$79,413	$89,741

Cost of Sales	59,368	59,368	66,395

Gross Profit	20,045	20,045	23,346

Selling, General and Administrative Expenses	13,444	15,398	20,935

Operating Income	6,601	4,647	2,411

Other Income (expense)
Interest income	8	8	40
Interest expense	(713)	(3,739)	(3,372)
Other income, net	183	183	402

Total Other Expense	(522)	(3,548)	(2,930)

Income (Loss) before Minority Interest and Income Taxes	6,079	1,099	(519)

Minority Interest	(266)	-	-

Income (Loss) before Income Taxes	5,813	1,099	(519)

Provision (Benefit) for Income Taxes	92	440	(249)

Net Income (Loss)	$5,721	$659	$(270)

For the Six Months Ended June 30, 2008

	B.J.K. Inc.	Chem Rx Corporation Unaudited Consolidated
	Unaudited Six months ended	Pro Forma Six months ended	Six months ended
	June 30, 2007	June 30, 2007	June 30, 2008
	Corrected (1)	Corrected (1)

Net Sales	$152,246	$152,246	$177,277

Cost of Sales	114,145	114,145	131,981

Gross Profit	38,101	38,101	45,296

Selling, General and Administrative Expenses	26,507	30,388	40,049

Operating Income	11,594	7,713	5,247

Other Income (expense)
Interest income	11	11	48
Interest expense	(1,286)	(7,478)	(7,167)
Other income, net	390	390	700

Total Other Expense	(885)	(7,077)	(6,419)
Income (Loss) before Minority Interest and Income Taxes	10,709	636	(1,172)

Minority Interest	(542)	-	-

Income (Loss) before Income Taxes	10,167	636	(1,172)

Provision (Benefit) for Income Taxes	180	270	(516)

Net Income (Loss)	$9,987	$366	$(656)

(1) The following tables represent the impact of the corrections on the unaudited operating results of B.J.K. Inc. for the three and six months ended June 30, 2007

For the Three months ended June 30, 2007	Reported	Adjustment	Corrected
Net Sales	$79,246	$167	$79,413
Cost of Sales(a)	$59,425	$(57)	$59,368
Gross Profit	$19,821	$224	$20,045
Selling, General and Administrative Expenses(a)	$13,444	$0	$13,444
Operating Income	$6,377	$224	$6,601
Other Income, net	$156	$27	$183
Total Other Expense	$(549)	$27	$(522)
Income before Minority Interest and Income Taxes	$5,828	$251	$6,079
Income before Income Taxes	$5,562	$251	$5,813
Provision for Income Taxes	$88	$4	$92
Net Income	$5,474	$247	$5,721

For the Six months ended June 30, 2007	Reported	Adjustment	Corrected
Net Sales	$152,049	$197	$152,246
Cost of Sales(a)	$114,143	$2	$114,145
Gross Profit	$37,906	$195	$38,101
Selling, General and Administrative Expenses(a)	$26,507	$0	$26,507
Operating Income	$11,399	$195	$11,594
Other Income, net	$374	$16	$390
Total Other Expense	$(901)	$16	$(885)
Income before Minority Interest and Income Taxes	$10,498	$211	$10,709
Income before Income Taxes	$9,956	$211	$10,167
Provision for Income Taxes	$177	$3	$180
Net Income	$9,779	$208	$9,987

(a) Represents a reclass between Cost of Sales and Selling, General and Administrative Expenses to conform to current year presentation.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth unaudited summary financial information for our pro forma consolidated statement of operations for the three and six months ended June 30, 2007. The unaudited pro forma financial information includes the consolidated statement of operations of Chem Rx Corporation and the combined statement of income for B.J.K. Inc. for the three and six months ended June 30, 2007, adjusted to illustrate the estimated pro forma effects of the Business Combination, the financing transactions, and related non-recurring items.

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

Unaudited Pro Forma Consolidated Statement of Operations
For the Three Months Ended June 30, 2007
(amounts in thousands)

	Chem Rx Corporation Three months ended June 30, 2007	B.J.K. Inc. Three months ended June 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended June 30, 2007

Net Sales	$—	$79,413	$—		$79,413

Cost of Sales	—	59,368	—		59,368

Gross Profit	—	20,045	—		20,045

Selling, General and Administrative Expenses	109	13,444	1,845	(b)	15,398

Operating Income (Loss)	(109)	6,601	(1,845)		4,647

Other Income (Expense)
Interest income	501	8	(501	)(c)	8

	Chem Rx Corporation Three months ended June 30, 2007	B.J.K. Inc. Three months ended June 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended June 30, 2007
Interest expense	—	(713)	(3,026	)(d)	(3,739)
Other income, net	—	183	—		183

Total Other Income (Expense)	501	(522)	(3,527)		(3,548)

Income (Loss) before Minority Interest and Income Taxes	392	6,079	(5,372)		1,099

Minority Interest	—	(266)	266	(e)	—

Income (Loss) before Income Taxes	392	5,813	(5,106)		1,099

Provision (Benefit) for Income Taxes	—	92	348	(f)	440

Net Income (Loss)	$392	$5,721	$(5,454)		$659

For the Six Months Ended June 30, 2007
(amounts in thousands)
	Chem Rx Corporation Six months ended June 30, 2007	B.J.K. Inc. Six months ended June 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Six months ended June 30, 2007

Net Sales	$—	$152,246	$—		$152,246

Cost of Sales	—	114,145	—		114,145

Gross Profit	—	38,101	—		38,101

Selling, General and Administrative Expenses	276	26,507	3,605	(b)	30,388

Operating Income (Loss)	(276)	11,594	(3,605)		7,713

Other Income (Expense)
Interest income	971	11	(971	)(c)	11

	Chem Rx Corporation Six months ended June 30, 2007	B.J.K. Inc. Six months ended June 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Six months ended June 30, 2007
Interest expense	—	(1,286)	(6,192	)(d)	(7,478)
Other income, net	—	390	—		390

Total Other Income (Expense)	971	(885)	(7,163)		(7,077)

Income (Loss) before Minority Interest and Income Taxes	695	10,709	(10,768)		636

Minority Interest	—	(542)	542	(e)	—

Income (Loss) before Income Taxes	695	10,167	(10,226)		636

Provision (Benefit) for Income Taxes	1	180	89	(f)	270

Net Income (Loss)	$694	$9,987	$(10,315)		$366

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a) See note (1) on the unaudited summary financial information table above.

(b) Reflects deconsolidation of 750 Park Place and increased rent expense paid to 750 Park Place, which is an affiliate that was not acquired in the Business Combination. In addition, the adjustment reflects excess salaries paid over senior management’s pro forma contractual levels and an estimated increase of $1.8 million and $3.5 million of additional amortization expense for the three and six months ended June 30, 2007, respectively, related to intangible assets created by Chem Rx Corporation’s acquisition of the B.J.K. Entities.

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

(f) Reflects an adjustment for the assumed corporate tax rate of 40%.

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

Net sales were $89.7 million for the three months ended June 30, 2008, as compared to pro forma net sales of $79.4 million for the three months ended June 30, 2007, an increase of $10.3 million or 13.0%. This growth in net sales was principally due to increased beds serviced by our New Jersey, Pennsylvania (in operation now for over 24 and 18 months, respectively) and New York facilities, primarily as a result of our continued focus on relationship management and high quality of service. In addition, our Florida facility commenced operations during this period, and started to produce sales.

Gross profit was $23.3 million for the three months ended June 30, 2008 as compared to pro forma gross profit of $20.0 million for the three months ended June 30, 2007, an increase of $3.3 million or 16.5%. Gross profit as a percentage of net sales was 26.0% and 25.2% for the three months ended June 30, 2008 and 2007, respectively. The increase in the gross profit dollars and percent was attributable to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities and other fixed-cost resources.

Selling, general and administrative expenses were $20.9 million for the three months ended June 30, 2008 as compared to pro forma SG&A of $15.4 million for the three months ended June 30, 2007. Of this $5.5 million increase in selling, general and administrative expenses, approximately $2.9 million was attributable to higher expenditures to support the revenue growth in our South Plainfield, New Jersey; Albany and Long Beach, NY; and Sciota, PA facilities and start up costs of our recently opened Deerfield Beach, Florida location. In addition, we incurred $1.2 million of increased professional fees and other costs related primarily to the cost of being a public company ,an increase in delivery expenses of $0.7 million due to increased sales and higher fuel costs, higher bad debt expense of $.4 million and higher consulting and recruitment fees of $.3 million. Selling, general and administrative expenses as a percentage of net sales was 23.3% and 19.4% for the three months ended June 30, 2008 and 2007, respectively. Excluding expenses associated with the increased professional fees and other costs, selling, general and administrative expenses as a percentage of net sales would have been 22.0% for the three months ended June 30, 2008.

Interest expense was $3.4 million for the three months ended June 30, 2008 as compared to pro forma interest expense of $3.7 million for the three months ended June 30, 2007. The Company recorded a benefit from income taxes of $249 for the three months ended June 30, 2008, based on the Company’s expected effective tax rate of 44% for the year ending December 31, 2008. The Company recorded a pro forma income tax provision of $440 for the three months ended June 30, 2007 based on the Company’s expected effective tax rate of 40% for the year ended December 31, 2007. The increase in the effective income tax rate is primarily related to the effect of stock based compensation expense recorded during the three months ended June 30, 2008.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net sales were $177.3 million for the six months ended June 30, 2008, as compared to pro forma net sales of $152.2 million for the six months ended June 30, 2007, an increase of $25.1 million or 16.4%. This growth in net sales was principally due to increased beds serviced by our New Jersey, Pennsylvania (in operation now for over 24 and 18 months, respectively) and New York facilities, primarily as a result of our continued focus on relationship management and high quality of service. In addition, our Florida facility commenced operations during the second quarter, and started to produce sales.

Gross profit was $45.3 million for the six months ended June 30, 2008 as compared to pro forma gross profit of $38.1 million for the six months ended June 30, 2007, an increase of $7.2 million or 18.9%. Gross profit as a percentage of net sales was 25.6% and 25.0% for the six months ended June 30, 2008 and 2007, respectively. The increase in the gross profit dollars and percent was attributable to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities and other fixed-cost resources.

Selling, general and administrative expenses were $40.0 million for the six months ended June 30, 2008 as compared to pro forma SG&A of $30.4 million for the six months ended June 30, 2007. Of this $ 9.6 million increase in selling, general and administrative expenses, approximatley $5.0 million was attributable to higher expenditures to support the revenue growth in our South Plainfield, New Jersey; Albany and Long Beach, NY; and Sciota, PA facilities and start up costs of our recently opened Deerfield Beach, Florida location. In addition, we incurred $2.3 million of increased professional fees and other costs related primarily to the cost of being a public company, an increase in delivery expenses of $1.4 million due to increased sales and higher fuel costs, higher bad debt expense of $.5 million and higher consulting and recruitment fees of $.4 million. Selling, general and administrative expenses as a percentage of net sales was 22.6% and 20.0% for the six months ended June 30, 2008 and 2007, respectively. Excluding expenses associated with the increased professional fees and other costs, selling, general and administrative expenses as a percentage of net sales would have been 21.3% for the six months ended June 30, 2008.

Interest expense was $7.2 million for the six months ended June 30, 2008 as compared to pro forma interest expense of $7.5 million for the six months ended June 30, 2007. The Company recorded a benefit from income taxes of $516 for the six months ended June 30, 2008, based on the Company’s expected effective tax rate of 44% for the year ending December 31, 2008. The Company recorded a pro forma income tax provision of $270 for the six months ended June 30, 2007 based on the Company’s expected effective tax rate of 40% for the year ended December 31, 2007. The increase in the effective income tax rate is primarily related to the effect of stock based compensation expense recorded during the six months ended June 30, 2008.

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

The initial term loan matures on October 26, 2013 and, prior to the amendment on March 31, 2008, described below, bore interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At June 30, 2008, $79,000 was outstanding under the initial term loan. Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012. The interest rate on the initial term loan, as amended, approximated 6.98% as of June 30, 2008.

The delayed draw term commitments expired on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. Effective May 14, 2008, the delayed draw term commitments, were terminated. At June 30, 2008, there were no borrowings due under the delayed draw term loan commitments.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company (at rates of 5.75% for prime and 2.48% for LIBOR at June 30, 2008). As of June 30, 2008, $9,000 was outstanding under the revolving commitments at an interest rate of approximately 6.98%. As of August 13, 2008 $10,000 was outstanding under the Revolving Loans, with $15,000 available to borrow.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, bore interest at an agreed upon base rate plus an applicable margin of 7.0% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8.0%, at the option of the Company. As of June 30, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date. The interest rate on the second lien term loan, as amended, was 13.25% as of June 30, 2008.

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

The amendment of the first lien credit and guaranty agreement included an increase to the applicable margin ranges for LIBOR loans from 4.0% to 4.5% (from the original range of 3.5% to 4.0%) and for base rate loans from 3.00% to 3.50% (from the original range of 2.5% to 3.0%), respectively, as well as an amendment fee of $245,500 on the outstanding first lien indebtedness. The amendment fee has been added to deferred financing fees, and is being amortized over the life of the loan. The amendment to the second lien credit and guaranty agreement established a LIBOR-based loan floor interest rate of 13.25%, and a base rate-based loan floor interest rate of 14.25%. As a result, the applicable interest rate beginning March 28, 2008 for the second lien debt will be either (i) for Eurodollar rate loans, the greater of 13.25% or a rate equal to LIBOR plus the applicable original margin of 8.00%, or (ii) for non-Eurodollar loans, the greater of 14.25% or a rate equal to the prime rate plus the applicable original margin of 7.0%.

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years. Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with CIBC to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%. The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 30, 2008, the Company recorded an asset of $897, included in other assets, in the accompanying consolidated balance sheet and other comprehensive income (loss) of $871 (net of tax of $605) and $529 (net of tax of $368) for the three and six months ended June 30, 2008, respectively, to account for the change in the fair value of the Swap. No hedge ineffectiveness was recorded during the three months ended June 30, 2008.

Borrowings under the revolving commitments of the Credit Facilities are a key source of the Company’s liquidity, and the Company’s ability to borrow thereunder is material to the Company’s liquidity and operations. As of June 30, 2008, the Company was in compliance with the covenants contained in the Credit Facilities. While the Company currently believes that it will continue to be in compliance with the bank covenants in the future, failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test or the Total Leverage test (each as defined) would result in a violation of the Credit Facilities which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder. If the debt under the Credit Facilities is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the Credit Facilities, or have access to other sources of funding.

Subordinated Notes Payable—Related Parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($8,836 at June 30, 2008 including $577 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%. Interest shall be paid in-kind (by increasing the outstanding principal amount of this Note by the amount of such unpaid interest, and thereafter the principal amount of this Note shall be deemed to be such increased amount for all purposes hereunder, including the calculation of interest) and not in cash.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 of $9,778 was principally the result of $5,343 in cash generated (net loss of $656 plus depreciation and amortization of $4,519 and other non cash items of $1,480) and a decrease in inventory of $4,989 and prepaid expenses and other assets of $444, offset by an increase in accounts receivable of $8,153 and higher accounts payable and accrued expenses of $7,155.

Net cash provided by operating activities for the six months ended June 30, 2007 of $1,579 was principally the result of interest income and an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $2,074 for the six months ended June 30, 2008 is due to expenditures for property and equipment. The Company currently expects that total expenditures for property and equipment for 2008 will be approximately $2,500.

Net cash used in investing activities of $1,991 for the six months ended June 30, 2007 was related to trust fund investments and the deferral of certain acquisition costs.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2008 of $6,278 was primarily due to net payments under the revolving commitments of the Company’s Credit Facilities of $5,000 and required repayments of the initial term loan of $1,000. The Company anticipates that its debt service requirements for the balance of 2008 will be approximately $7,000, representing $1,000 of required initial term loan repayments and interest of approximately $6,000.

Net cash used in financing activities for the six months ended March 31, 2007 was $362, due to the payment of deferred offering costs.

Off-Balance Sheet Arrangements

As of June 30, 2008, the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

Under the Credit Facilities, which are dated as of October 26, 2007, the Company has pledged all of its assets (including the assets of its subsidiary) to guaranty the obligations of the Company. On April 8, 2008, the Company arranged for one of the Company’s major pharmaceutical vendors to extend certain benefits to the Company.  The vendor, AmerisourceBergen Drug Corporation (“ABDC”), and the Company are parties to a prime vendor agreement.  The prime vendor agreement was amended in connection with the Company’s Business Combination to provide, among other things, that the Company would be required to maintain a cash deposit of $2,500 as security for its pharmaceutical purchases from ABDC.  On April 8, 2008, Jerry Silva delivered to ABDC a personal letter of credit in the amount of $2,500 as security for pharmaceutical purchases by the Company under the prime vendor agreement.  In exchange for the delivery of this letter of credit, ABDC agreed, among other things, to return to the Company the $2,500 cash deposit.  No payment or other financial accommodation was given by the Company to Jerry Silva with respect to the letter of credit.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards ("SFAS") No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”),“Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007),“Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Risk

The Company’s borrowings at June 30, 2008 under the Credit Facilities expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective January 28, 2008, the Company entered into the Swap with CIBC for a notional amount of $58,500 to hedge its exposure to changes in interest rates on approximately 50% of the first lien credit and second lien credit and guaranty agreements of the Credit Facilities.

Item 4. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008, and continued to be ineffective through June 30, 2008, because of the material weakness in our internal controls over financial reporting identified by management. The material weakness was due to a lack of adequately skilled resources for the preparation and review of the financial statements, an inadequate review over non routine events and transactions, lack of an integrated accounting system, and lack of adequate documentation and assessment of internal controls over financial reporting. The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 contains additional information related to this material weakness in Management’s Report on Internal Controls Over Financial Reporting in Item 4 —Controls and Procedures.

(b)     Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address the material weakness we have identified in our internal control over financial reporting, management and the Board developed the following remediation plan:

•
The Company is in the process of identifying candidates with appropriate education and experience in accounting and financial reporting.  During the second quarter and continuing in the third quarter of 2008 we intend to supplement our financial accounting staff, as appropriate.  As of this point, we have added four new professionals to the finance and accounting team, including a Director of Compliance.

•
We have implemented a process that ensures the timely review and approval of complex accounting transactions by qualified accounting personnel.  In addition, we now require that all significant non-routine transactions be reviewed by senior financial management.  We have also developed improved monitoring controls in the accounting department.

•
The Company is in the process of completing the installation of a general ledger software package and is continuing to implement both an integrated perpetual inventory system as well as an integrated revenue recognition / accounts receivable process.

•
During the second quarter we retained a nationally recognized accounting firm to assist management in documenting, reviewing, and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting, assisting in the review and assessment of appropriate disclosure controls and procedures, and assisting in the development of any remedial actions.

We intend to take further steps to strengthen our disclosure controls and procedures in order to remediate these and potentially other weaknesses through ongoing process improvements, the implementation of additional enhanced policies and controls and the ongoing re-assessment of the technical accounting capabilities of our financial accounting staff during our year ending December 31, 2008.  We intend for these to be ongoing efforts to which we will devote significant resources and which we will review, maintain and update over time.  In addition, we have initiated the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the year ending December 31, 2008.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company. The plaintiffs alleged that they were entitled to compensation as a result of the Company’s acquisition of B.J.K. Inc. on October 26, 2007. The complaint asserted various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and sought various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc. Following mediation, the parties entered into a settlement agreement and caused the lawsuit to be dismissed with prejudice. Jerry Silva, Steven Silva, and certain of their affiliates are obligated to indemnify the Company for any cost associated with these claims under the terms of the stock purchase agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company. Accordingly, these parties funded the settlement payment to the plantiffs. The Company therefore believes that this lawsuit does not have an adverse effect on the Company’s results of operations or financial position.

Item 1A.    Risks Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2008, the compensation committee of our board of directors made restricted stock awards to each of the board’s five non-employee directors and to a consultant to the board. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 4,717 shares for each of the six individuals, or an aggregate of 28,302 shares. During the quarter ending June 30, 2008, the consultant resigned and therefore forfeited his restricted shares of 4,717. No separate consideration was required to be paid for these shares. The shares were awarded in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

As of February 15, 2008 and May 15, 2008, the Company issued two common stock purchase warrants to a financial advisor to the Company pursuant to which the financial advisor may purchase an aggregate of 50,000 shares. These warrants are exercisable at a price of $7.00 per share. No separate consideration was required to be paid for these warrants. The warrants were issued in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On April 16, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors and to a consultant to the board. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 481 shares for each of the six individuals, or an aggregate of 2,886 shares. No separate consideration was required to be paid for these shares. The shares were awarded in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On April 29, 2008 and June 12, 2008, respectively, the Board granted stock options to employees for the purchase of 459,470 shares of common stock at $5.18 per share and stock options to an executive for the purchase of 50,000 shares of common stock at $4.93 per share, the respective fair values per share as of the dates of grant.  The employee stock options are subject to the execution and delivery of stock option agreements.  The employee stock options will be exercisable in three equal annual installments beginning with the first anniversary of the date of grant, and will expire in seven years. The options were granted under the 2007 Incentive Compensation Plan (the “Plan”), which was approved by the stockholders of the Company on October 22, 2007. The Plan authorized up to 1,350,000 shares for award.  The Plan provides for the grant of a variety of equity instruments including stock options, restricted stock, stock appreciation rights, share units, performance units, and dividend equivalents.  Eligible recipients include the Company’s directors, officers, employees and certain third-party service providers.  Awards under the Plan are determined by the Company’s board of directors or a committee thereof.  The board has delegated its authority to grant awards under the Plan to the compensation committee of the board.

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

(Chem Rx Corporation)

August 14, 2008	/s/ Jerry Silva
Jerry Silva
Chief Executive Officer

August 14, 2008	/s/ Gary M. Jacobs
Gary M. Jacobs
Chief Financial Officer