Form 10-Q
period 2008-09-30
CHEM RX CORP
filed 2008-11-14
CIK 1330487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, 13,796,946 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 2)
CURRENT ASSETS
Cash	$1,068	$3,740
Accounts receivable, net	75,513	65,038
Inventory	17,084	22,354
Prepaid expenses and other current assets	6,654	4,562
Deferred tax asset	555	—
Total Current Assets	100,874	95,694

Property and equipment, net	9,904	8,806

Intangible assets, net	76,735	82,033
Goodwill	38,826	38,626
Deferred financing costs, net	4,409	4,779
Other assets	951	2,562
Deferred tax asset	—	544
TOTAL ASSETS	$231,699	$233,044

CURRENT LIABILITIES
Accounts payable	$35,501	$24,280
Accrued expenses and other current liabilities	2,697	3,284
Current portion of long-term debt	2,000	2,000
Total Current Liabilities	40,198	29,564

Deferred tax liability	62	—
Long-term debt	116,500	129,000
Subordinated notes payable - related parties	9,059	8,408
Total Liabilities	165,819	166,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 150,000,000 shares in 2008 and 2007; 14,428,951 and 14,400,000 issued in 2008 and 2007; 13,791,866 outstanding at September 30, 2008 and 13,762,915 outstanding at December 31, 2007	1	1
Treasury stock, 637,085 shares (at cost)	(3,654)	(3,654)
Additional paid-in-capital	67,710	67,372
Accumulated other comprehensive income	323	-
Retained earnings	1,500	2,353
Total Stockholders’ Equity	65,880	66,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,699	$233,044

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$89,929	$—	$267,206	$—

Cost of sales	66,236	—	198,217	—

Gross profit	23,693	—	68,989	—

Selling, general and administrative expenses	20,564	253	60,613	529

Operating income (loss)	3,129	(253)	8,376	(529)

Other income (expense):
Interest income	18	504	66	1,475
Interest expense	(3,387)	—	(10,554)	—
Other income, net	471	—	1,171	—

Income (loss) before income taxes	231	251	(941)	946
Provision (benefit) for income taxes	428	—	(88)	1
Net (loss) income	(197)	251	(853)	945

Accretion of trust fund relating to common stock subject to possible redemption	—	(101)	—	(300)

Net (loss) income available to common stockholders	$(197)	$150	$(853)	$645

Net (loss) income per share - basic and diluted	$(.01)	$.02	$(.06)	$.06

Weighted average shares outstanding - basic and diluted	13,791,457	9,945,001	13,788,945	9,945,001

The accompanying notes are an integral part of the consolidated financial statements.

CHEM RX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net (loss) income	$(853)	$945
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,892	—
Amortization of deferred financing fees	648	—
Deferred rent	135	—
Deferred income taxes	(88)	—
Interest accrued on subordinated notes payable - related parties	651	—
Provision for doubtful accounts	1,398	—
Stock based compensation	338	—

Changes in operating assets and liabilities:
Accounts receivable	(11,872)	—
Inventory	5,270	—
Prepaid expenses and other current assets	(2,292)	22
Other assets	2,159	—
Accounts payable	11,183	1,917
Accrued expenses and other current liabilities	(816)	—
Other	—	65
Net cash provided by operating activities	12,753	2,949

Cash flows used in investing activities:
Investment held in trust fund	—	(1,474)
Deferred Acquisition costs	—	(1,725)
Property and equipment additions	(2,647)	—
Net cash used in investing activities	(2,647)	(3,199)

Cash flows provided by (used in) financing activities:
Principal borrowings under revolving credit facility	15,750	—
Principal payments on revolving credit facility	(26,750)	—
Principal payments under initial term loan	(1,500)	—
Payment of deferred financing fees	(278)	(396)
Payments of deferred offering costs	—	599
Net cash (used in) provided by financing activities	(12,778)	203

Net (decrease) in cash and cash equivalents	(2,672)	(47)
Cash and cash equivalents at beginning of period	3,740	54
Cash and cash equivalents at end of period	$1,068	$7

Supplemental disclosures:
Accretion of trust fund relating to common stock subject to possible redemption	$—	$300
Cash paid for:
Interest	$9,228	$—
Income taxes	$388	$1

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

The Company’s business operations are conducted in a single business segment consisting of the provision of institutional pharmacy services.

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

The Company and the Sellers agreed to treat the acquisition as an asset purchase for income tax purposes. Accordingly, deferred taxes were not recorded, since the financial statement and income tax basis of the assets acquired and liabilities assumed were identical on the date of acquisition. Goodwill in the amount of $33,419 is tax deductible. Until the Business Combination, the Company had no operations and existed with the sole purpose of identifying and acquiring an operating business, which was accomplished through the acquisition of the B.J.K. Entities.

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

The Company could be required to pay the Sellers an additional amount of cash up to $12,500 and issue up to an aggregate of 9,000,000 newly issued shares of its common stock subject to the achievement of certain milestones as defined in the stock purchase agreement relating to the Business Combination. Such milestones include the achievement of specified quoted common stock prices and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years 2007 through 2011. Such milestones are based on annual and cumulative thresholds and include both possible limitations and accelerations. No such milestones were achieved for any measurement period through September 30, 2008. This contingent consideration will be accounted for as additional purchase price if and when payment becomes probable.

The Sellers do not have the right to receive shares of the Company’s common stock as contingent stock consideration to the extent that, after giving effect to any such issuance, the Sellers (together with their affiliates) would beneficially own in excess of 20% (“the Maximum Percentage”) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such issuance. In lieu of issuing such shares, the Company may pay each Seller an amount in cash equal to the number of shares to which such Seller was entitled to but limited by the Maximum Percentage, multiplied by the average of the closing prices for the Company’s common stock for a period of 30 consecutive trading days immediately preceding the date such shares become issuable to the Sellers. As of September 30, 2008, the Sellers own in excess of 20% of the shares of the Company’s common stock.

Unaudited pro-forma results, as corrected for the adjustments described in Note 2, for the Company, as if the Business Combination had occurred on January 1, 2007, are as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net Sales	$80,805	$233,051
Net (Loss) Income	$(222)	$143
Net (Loss) Income per share—basic and diluted	$(.02)	$.01
Weighted average shares outstanding—basic and diluted	13,762,915	13,762,915

Initial Public Offering

On October 27, October 31 and November 1, 2005, the Company sold an aggregate of 9,775,000 units in its initial public offering (“IPO”) at $6.00 per unit, for total gross proceeds of $58,650 and net proceeds of $53,473. Each unit consists of one share of the Company’s common stock, and two redeemable common stock purchase warrants (the “Unit”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share. The warrants became exercisable on the date of the Company’s business combination, October 26, 2007, and expire on October 20, 2009.

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

As of September 30, 2008, all 19,550,000 warrants and the entire UPO to purchase 425,000 units (creating 425,000 potential common shares and 850,000 warrants) remain outstanding.

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

As a result, the consolidated balance sheet at December 31, 2007 has been revised to correct the immaterial errors in the Company’s accounting for manufacturer rebates, as well as other income and certain professional fees. The effect of this correction, shown in the table below, is principally related to periods prior to the Business Combination and accordingly is reflected through a reduction in goodwill. For the period subsequent to the Business Combination, net income was overstated by $142 and, accordingly, retained earnings has been reduced. The Company believes that the effect of this correction was not material, either quantitatively or qualitatively, to 2007 or any prior year.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1   quoted prices in active markets for identical assets or liabilities;

Level 2   quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3   unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company has a derivative interest rate swap, which has been designated as a cash flow hedge.   The initial fair value of this instrument was determined by the counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument.   The Company continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, the Company has classified it as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three and nine months ended September 30, 2008, with all of the unrecognized gains and losses being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on its consolidated financial position, results of operations or cash flows.

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

Prior to the Business Combination, the Company occupied office space provided by an affiliate of Lindsay Rosenwald, who was the Company’s chairman at the time. The Company paid such affiliate $7.50 per month for such services commencing on October 21, 2005 and ending on October 26, 2007. For the three and nine months ended September 30, 2007, the Company incurred expense totaling $22.5 and $67.5, respectively to such affiliate pursuant to this agreement.

The Company leases its 75,000-square-foot Long Beach, New York facility from 750 Park Place Realty Co., LLC (the “Long Beach Landlord”) under a lease agreement that expires December 31, 2020. The ownership interests in the Long Beach Landlord are owned by Jerry Silva, Steven Silva, Rosalie Silva and the heirs of Mark Baldinger. Rosalie Silva is Jerry Silva’s wife. Mark Baldinger was a former principal of the B.J.K. Entities. Under the lease, the Company pays rent at the monthly rate of $125, increasing to $150 on January 1, 2010, $175 on January 1, 2013, $200 on January 1, 2016 and $225 on January 1, 2019. Jerry Silva, Rosalie Silva and Steven Silva currently earn approximately $385, $385 and $55, respectively, from their ownership interests in the Long Beach Landlord. These amounts are net of annual mortgage payments of approximately $353 and other operating expenses. Under the lease, the Company is obligated to pay the real estate taxes relating to the premises. The Company expensed $65 and $259 in real estate taxes during the three and nine months ended September 30, 2008, respectively, with respect to the Long Beach facility.

Jerry Silva, the Company’s chairman and chief executive officer, and Steven Silva, the Company’s president and chief operating officer in their individual capacities and in their respective capacities as life tenant and remainderman of a life tenancy (together, the “Silvas”),in connection with the Business Combination, entered into three separate put option agreements with certain institutional investors pursuant to which the Silvas granted to each investor an option to require the Silvas to purchase up to a total of 5,169,749 shares of the Company’s common stock from them during a specified period and a specified price in the future to the extent the applicable investor purchased outstanding shares of the Company’s common stock and caused those shares to be voted in favor of the Business Combination at the special meeting of the Company’s stockholders. Each put option was exercisable at any time, and from time to time, beginning July 22, 2008 and ending October 27, 2008. The exercise price for each put option was the average price paid by the investor to acquire the shares subject to the put option, but not to exceed $6.00 per share. When exercised, the put option could be settled in cash or physically settled, at the option of the Silvas. The option may be settled in cash only if the Company’s shares are traded on the Nasdaq Capital Market, the Nasdaq Global Market, or any registered national stock exchange. During the period July 22, 2008 through September 16, 2008, all three put options were exercised requiring the Silvas to purchase a total of 5,169,749 shares, resulting in the Silvas and their affiliates owning 54.22% of the Company’s outstanding shares of common stock at November 13, 2008.

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

On May 30, 2008 Jerry Silva, delivered to Kinray, Inc. (“Kinray”) one of the Company’s major pharmaceutical vendors, a personal guaranty to unconditionally and irrevocably guarantee to Kinray the full and prompt payment, upon the due date, maturity, acceleration or otherwise, of any and all indebtedness and/or any fully adjudicated claim now existing or which may hereafter arise in favor of Kinray against the Company. No payment or other financial accommodation was given to Jerry Silva by the Company with respect to this guaranty.

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

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company. The plaintiffs alleged that they were entitled to compensation as a result of the Company’s acquisition of B.J.K. Inc. on October 26, 2007. The complaint asserted various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and sought various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc. Following mediation, the parties entered into a settlement agreement and caused the lawsuit to be dismissed with prejudice. Jerry Silva, Steven Silva, and certain of their affiliates are obligated to indemnify the Company for any costs associated with these claims under the terms of the stock purchase agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company. Accordingly, these parties funded the settlement payment to the plaintiffs. The Company therefore believes that this lawsuit does not have an adverse effect on the Company’s results of operations or financial position.

5. Accounts Receivable

Gross accounts receivable at September 30, 2008 and December 31, 2007 totaled approximately $82,189 and $72,893 million, respectively. The allowance for doubtful accounts and sales discounts was $5,103 and $1,573 at September 30, 2008 and $6,616 and $1,239 at December 31, 2007, respectively. Accounts receivable from nursing homes and prescription drug plans and other third parties totaled approximately $71,504 and $63,947 or 87% and 88% of the gross accounts receivable at September 30, 2008 and December 31, 2007, respectively. Approximately $19,666 and $19,528 of the respective balances were outstanding for more than 180 days at such dates.

6. Long-Term Debt

On October 26, 2007, the Company entered into a first lien credit and guaranty agreement in an aggregate amount not to exceed $125,000, consisting of $80,000 aggregate principal amount of initial term loan, $20,000 aggregate principal amount of delayed draw term loan commitments, and up to $25,000 aggregate principal amount of revolving commitments. Additionally, on October 26, 2007, the Company entered into a second lien credit and guaranty agreement which consists of a second lien term loan facility in an aggregate amount not to exceed $37,000, collectively herein referred to as the “Credit Facilities.” On October 26, 2007, the Company utilized an aggregate of $121,000 of the Credit Facilities to fund the purchase of the B.J.K. Entities.

The initial term loan matures on October 26, 2013 and, prior to the amendment on March 31, 2008, described below, bore interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At September 30, 2008, $78,500 was outstanding under the initial term loan. Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012, payable quarterly. The interest rate on the initial term loan, as amended, approximated 8.26% as of September 30, 2008.

The delayed draw term commitments expired on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. Effective May 14, 2008, the delayed draw term commitments were terminated. At September 30, 2008, there were no borrowings due under the delayed draw term loan commitments.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. As of September 30, 2008, $3,000 was outstanding under the revolving commitments at an interest rate of approximately 8.26%.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, bore interest at an agreed upon base rate plus an applicable margin of 7.0% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8.0%, at the option of the Company. As of September 30, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date. The interest rate on the second lien term loan, as amended, was 13.25% as of September 30, 2008.

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

The Company is also required to comply with certain restrictive and financial covenants, including, among other things, limits or restrictions on the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers, make capital expenditures or engage in certain transactions with affiliates. The Credit Facilities also require the Company to comply with minimum coverage ratios of Consolidated Adjusted EBITDA, as defined, to Consolidated Fixed Charges and Consolidated Adjusted EBITDA to Total Debt.

As of September 30, 2008, the Company was in compliance with the covenants contained in the Credit Facilities. While the Company currently believes that it will continue to be in compliance with the bank covenants in the future, failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test or the Total Leverage test (each as defined) would result in a violation of the Credit Facilities which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder. If the debt under the Credit Facilities is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the Credit Facilities, or have access to other sources of funding.

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

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years. Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with Canadian Imperial Bank of Commerce (“CIBC”) to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%. The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 30, 2008, the Company recorded an asset of $547, included in other assets, in the accompanying consolidated balance sheet and other comprehensive (loss) income of ($206) (net of tax of $144) and $323 (net of tax of $224) for the three and nine months ended September 30, 2008, respectively, to account for the change in the fair value of the Swap. No hedge ineffectiveness was recorded during the three and nine months ended September 30, 2008.

Subordinated Notes Payable—related parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($9,059 at September 30, 2008 including $800 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%. Interest is paid in-kind (by increasing the outstanding principal amount of the notes by the amount of such unpaid interest, and thereafter the principal amount of the notes is deemed to be such increased amount for all purposes, including the calculation of interest) and not in cash.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (Loss) income	$(197)	$251	$(853)	$945
Other comprehensive income:
Change in fair value of the Swap, net of taxes	(206)	—	323	—

Total comprehensive (loss) income	$(403)	$251	$(530)	$945

8. Income Taxes

The Company recorded a provision for income taxes of $428 and a benefit from income taxes of $88 for the three and nine months ended September 30, 2008, respectively. The provision is based on the Company’s expected effective tax rate on projected pre-tax results from operations for the year ending December 31, 2008. The Company recorded an income tax provision of $0 and $1 for the three and nine months ended September 30, 2007, respectively, based on the Company’s effective tax rate of 0.1% for the year ended December 31, 2007.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of September 30, 2008 and December 31, 2007 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

9. Stockholders’ Equity

Earnings Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the periods. Common shares totaling 1,954,999 which were subject to possible redemption and have been excluded from the calculation of basic EPS for the three and nine months ended September 30, 2007 since such shares, if redeemed, participated only in their pro rata share of the trust fund earnings. Upon completion of the Business Combination, such shares were no longer redeemable.

Diluted EPS adjusts basic EPS for the effects of warrants, the warrants issuable pursuant to the UPO (see Note 1) and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

On February 15, 2008, the Company entered into a business advisory agreement with a third party to provide certain services and advice regarding the Company’s business and financing activities. In connection with the business advisory agreement, the Company agreed to issue warrants to purchase up to a maximum of 100,000 shares of the Company’s common stock. On February 15, 2008, May 15, 2008 and August 15, 2008, the Company granted three warrants to purchase an aggregate of 75,000 shares of the Company’s common stock in connection with this agreement (the “Advisory Warrant”). The Advisory Warrants are exercisable at a price of $7.00 per share and had a fair value of $1.89, $1.72 and $1.37 on February 15, 2008, May 15, 2008 and August 15, 2008, respectively. The fair value of the Advisory Warrants was estimated on the date of each grant using a Black-Scholes option-pricing model with the following assumptions utilized: risk-free interest rate of 3.00%; expected life of 5 years; expected dividend yield of 0% and expected volatility of 48.6% (53.7% for the August 15, 2008 warrant) based on the average volatility of comparable publicly traded companies. The expected volatility used was based on an examination of the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies, and other relevant factors. The Company recorded a non-cash charge of $34 and $124 in the three and nine months ended September 30, 2008, respectively, related to the Advisory Warrants.

Common shares subject to possible redemption include the IPO Warrants (see Note 1) and the warrants issuable pursuant to the UPO. For the three and nine months ended September 30, 2008, there were no in the money IPO Warrants, restricted shares and employee stock options.

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

On January 24, 2008, board of directors of the Company (the “Board”) granted an aggregate of 28,302 shares of restricted stock (at the quoted market value on the date of grant of $5.30 per share) to the non-employee directors and a consultant to the Board. During the quarter ending June 30, 2008, the consultant resigned and therefore forfeited his 4,717 restricted shares. The restriction on the shares lapses in equal annual increments over a three-year period from date of grant, except under a change in control, as defined, whereby all restrictions lapse immediately. The fair value of the restricted shares is being amortized ratably over the restriction period. Accordingly, the Company recorded a pre-tax compensation charge of $10 and $28 for the three and nine months ended September 30, 2008, respectively. The unamortized pre-tax compensation expense related to the restricted shares at September 30, 2008 was $97.

On April 16, 2008 the Board granted an aggregate of 2,886 shares of common stock as awards to the non-employee directors and the consultant valued at $5.20 per share, representing the quoted market value on the date of grant. On July 16, 2008 the Board granted an aggregate of 2,480 shares of common stock as awards to the non-employee directors valued at $5.04 per share, representing the quoted market value on the date of grant. On October 16, 2008 the Board granted an aggregate of 5,080 shares of common stock as awards to the non-employee directors valued at $2.46 per share, representing the quoted market value on the date of grant. Accordingly, the Company recorded a pre-tax compensation charge of $12.5 and $27.5 for the three and nine months ended September 30, 2008.

On April 29, 2008 and June 12, 2008, respectively, the Board granted stock options to employees for the purchase of 459,470 shares of common stock at $5.18 per share and stock options to an executive for the purchase of 50,000 shares of common stock at $4.93 per share, the respective quoted market values per share as of the dates of grant.  The employee stock options are subject to the execution and delivery of stock option agreements.  The employee stock options will be exercisable in three equal annual installments beginning with the first anniversary of the date of grant, and will expire in seven years. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by the employees who receive equity awards. Accordingly, the Company recorded a pre-tax compensation charge of $97 and $158 for the three and nine months ended September 30, 2008. The unamortized pre-tax compensation expense related to the stock options at September 30, 2008 was $1,001.

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2008 was $0 and $2.27. In addition to the exercise and grant date prices of the awards, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the table below:

Expected dividend yield	0%
Expected volatility	48.6%
Risk-free interest rate	2.90%
Expected term (years)	4.67

Expected Term:

The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined as a function of the contractual terms of the stock-based awards and vesting schedules. The Company used the simplified method under SAB No. 110, “Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options for estimating expected term” as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

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

There were 806,499 remaining shares eligible for award under the Plan as of September 30, 2008.

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

Overview

We provide pharmacy services to residents of skilled nursing facilities, assisted living facilities, residential living facilities and other long-term healthcare institutions. Our principal market is the New York metropolitan area and Long Island, New York. Since August 2006 we have expanded our operations into New Jersey, northeastern Pennsylvania, upstate New York and southeastern Florida. As of November 1, 2008 we service over 69,795 beds located in over 457 long-term care facilities.

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

We believe that each of our pharmacy operations centers must service a sufficient number of beds to support a financially viable institutional pharmacy. Our expansion into the New Jersey market focused on gaining market share via the service of long-term care facilities owned or operated by principals of facilities already serviced by us in Long Beach, New York. In addition to developing a market with affiliates of existing customers, Chem Rx New Jersey purchased customer lists and directed its marketing efforts toward long-term care facilities that may be dissatisfied with services provided by a competitor. As a result of this strategy, as of November 1, 2008, Chem Rx New Jersey was servicing approximately 9,425 beds.

We believe that the institutional pharmacy business will continue to grow due to general population aging and a resultant increase in chronic illnesses, increased rates of drug utilization and pharmaceutical price inflation. Our revenues are affected by the growth in beds under contract, changes in the number of drugs prescribed for each resident, brand drugs going generic and changes in the cost of pharmaceuticals.

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

The following tables set forth certain unaudited summary financial information for our operating subsidiary B.J.K. Inc. for the three and nine months ended September 30, 2007, prior to our acquisition of B.J.K. Inc. on October 26, 2007, on a pro forma basis, certain unaudited summary financial information for Chem Rx Corporation for the three and nine months ended September 30, 2007 as described below in the section titled “Unaudited Pro Forma Consolidated Financial Information,” and unaudited summary financial information for Chem Rx Corporation the three and nine months ended September 30, 2008.

For the Three Months Ended September 30, 2007 and 2008

		Chem Rx Corporation
		Unaudited
	B.J.K. Inc.	Consolidated
	Unaudited Three months ended	Pro Forma Three months ended	Three months ended
	September 30, 2007	September 30, 2007	September 30, 2008
	Corrected (1)	Corrected (1)

Net Sales	$80,805	$80,805	$89,929

Cost of Sales	61,175	61,175	66,236

Gross Profit	19,630	19,630	23,693

Selling, General and Administrative Expenses	14,248	16,473	20,564

Operating Income	5,382	3,157	3,129

Other Income (expense)
Interest income	8	8	18
Interest expense	(834)	(3,739)	(3,387)
Other income, net	204	204	471

Total Other Expense	(622)	(3,527)	(2,898)
Income (Loss) before Minority Interest and Income Taxes	4,760	(370)	231

Minority Interest	(266)	—	—

Income (Loss) before Income Taxes	4,494	(370)	231

Provision (Benefit) for Income Taxes	87	(148)	428

Net Income (Loss)	$4,407	$(222)	$(197)

For the Nine Months Ended September 30, 2007 and 2008

		Chem Rx Corporation
		Unaudited
	B.J.K. Inc.	Consolidated
	Unaudited Nine months ended	Pro Forma Nine months ended	Nine months ended
	September 30, 2007	September 30, 2007	September 30, 2008
	Corrected (1)	Corrected (1)

Net Sales	$233,051	$233,051	$267,206

Cost of Sales	175,321	175,321	198,217

Gross Profit	57,730	57,730	68,989

Selling, General and Administrative Expenses	40,754	46,860	60,613

Operating Income	16,976	10,870	8,376

Other Income (expense)
Interest income	19	19	66
Interest expense	(2,120)	(11,218)	(10,554)
Other income, net	594	594	1,171

Total Other Expense	(1,507)	(10,605)	(9,317)
Income (Loss) before Minority Interest and Income Taxes	15,469	265	(941)

Minority Interest	(808)	—	—

Income (Loss) before Income Taxes	14,661	265	(941)

Provision (Benefit) for Income Taxes	267	122	(88)

Net Income (Loss)	$14,394	$143	$(853)

(1) The following tables represent the impact of the corrections on the unaudited operating results of B.J.K. Inc. for the three and nine months ended September 30, 2007

For the Three months ended September 30, 2007

	Reported	Adjustment	Corrected
Net Sales	$80,690	$115	$80,805
Cost of Sales(a)	$60,650	$525	$61,175
Gross Profit	$20,040	$(410)	$19,630
Selling, General and Administrative Expenses(a)	$14,248	$0	$14,248
Operating Income	$5,792	$(410)	$5,382
Other Income, net	$164	$40	$204
Total Other Expense	$(662)	$40	$(622)
Income before Minority Interest and Income Taxes	$5,130	$(370)	$4,760
Income before Income Taxes	$4,864	$(370)	$4,494
Provision for Income Taxes	$94	$(7)	$87
Net Income	$4,770	$(363)	$4,407

For the Nine months ended September 30, 2007

	Reported	Adjustment	Corrected
Net Sales	$232,739	$312	$233,051
Cost of Sales(a)	$174,794	$527	$175,321
Gross Profit	$57,945	$(215)	$57,730
Selling, General and Administrative Expenses(a)	$40,754	$0	$40,754
Operating Income	$17,191	$(215)	$16,976
Other Income, net	$538	$56	$594
Total Other Expense	$(1,563)	$56	$(1,507)
Income before Minority Interest and Income Taxes	$15,628	$(159)	$15,469
Income before Income Taxes	$14,820	$(159)	$14,661
Provision for Income Taxes	$271	$(4)	$267
Net Income	$14,549	$(155)	$14,394

(a) Represents a re-class between Cost of Sales and Selling, General and Administrative Expenses to conform to current year presentation.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth unaudited summary financial information for our pro forma consolidated statement of operations for the three and nine months ended September 30, 2007. The unaudited pro forma financial information includes the consolidated statement of operations of Chem Rx Corporation and the combined statement of income for B.J.K. Inc. for the three and nine months ended September 30, 2007, adjusted to illustrate the estimated pro forma effects of the Business Combination, the financing transactions, and related non-recurring items.

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

Unaudited Pro Forma Consolidated Statement of Operations
For the Three Months Ended September 30, 2007
(amounts in thousands)

	Chem Rx Corporation Three months ended September 30, 2007	B.J.K. Inc. Three months ended September 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended September 30, 2007

Net Sales	$—	$80,805	$—		$80,805

Cost of Sales	—	61,175	—		61,175

Gross Profit	—	19,630	—		19,630

Selling, General and Administrative Expenses	253	14,248	1,972	(b)	16,473

Operating Income (Loss)	(253)	5,382	(1,972)		3,157

Other Income (Expense)
Interest income	504	8	(504)	(c)	8

	Chem Rx Corporation Three months ended September 30, 2007	B.J.K. Inc. Three months ended September 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Three months ended September 30, 2007
Interest expense	—	(834)	(2,905)	(d)	(3,739)
Other income, net	—	204	—		204

Total Other Income (Expense)	504	(622)	(3,409)		(3,527)

Income (Loss) before Minority Interest and Income Taxes	251	4,760	(5,381)		(370)

Minority Interest	—	(266)	266	(e)	—

Income (Loss) before Income Taxes	251	4,494	(5,115)		(370)

Provision (Benefit) for Income Taxes	—	87	(235)	(f)	(148)

Net Income (Loss)	$251	$4,407	$(4,880)		$(222)

For the Nine Months Ended September 30, 2007
(amounts in thousands)

	Chem Rx Corporation Nine months ended September 30, 2007	B.J.K. Inc. Nine months ended September 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Nine months ended September 30, 2007

Net Sales	$—	$233,051	$—		$233,051

Cost of Sales	—	175,321	—		175,321

Gross Profit	—	57,730	—		57,730

Selling, General and Administrative Expenses	529	40,754	5,577	(b)	46,860

Operating Income (Loss)	(529)	16,976	(5,577)		10,870

Other Income (Expense)
Interest income	1,475	19	(1,475)	(c)	19

	Chem Rx Corporation Nine months ended September 30, 2007	B.J.K. Inc. Nine months ended September 30, 2007 (a)	Adjustments		Chem Rx Corporation Pro Forma consolidated Nine months ended September 30, 2007
Interest expense	—	(2,120)	(9,098)	(d)	(11,218)
Other income, net	—	594	—		594

Total Other Income (Expense)	1,475	(1,507)	(10,573)		(10,605)

Income (Loss) before Minority Interest and Income Taxes	946	15,469	(16,150)		265

Minority Interest	—	(808)	808	(e)	—

Income (Loss) before Income Taxes	946	14,661	(15,342)		265

Provision (Benefit) for Income Taxes	1	267	(146)	(f)	122

Net Income (Loss)	$945	$14,394	$(15,196)		$143

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)	See note (1) on the unaudited summary financial information table above.

(b)
Reflects deconsolidation of 750 Park Place and increased rent expense paid to 750 Park Place, which is an affiliate that was not acquired in the Business Combination. In addition, the adjustment reflects excess salaries paid over senior management’s pro forma contractual levels and an estimated increase of $1.8 million and $5.3 million of additional amortization expense for the three and nine months ended September 30, 2007, respectively, related to intangible assets created by Chem Rx Corporation’s acquisition of the B.J.K. Entities.

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

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

Net sales were $89.9 million for the three months ended September 30, 2008, as compared to pro forma net sales of $80.8 million for the three months ended September 30, 2007, an increase of $9.1 million or 11.3%. This growth in net sales was principally due to increased beds serviced by our New Jersey, Pennsylvania and Albany, New York facilities, primarily as a result of our continued focus on relationship management and high quality of service. In addition, our Florida facility commenced operations during the second quarter, and is producing sales. During the 2008 period, net sales reflects the impact of  $.5 million due to the introduction of generic equivalents to certain existing brand drugs.

Gross profit was $23.7 million for the three months ended September 30, 2008 as compared to pro forma gross profit of $19.6 million for the three months ended September 30, 2007, an increase of $4.1million or 20.7%. Gross profit as a percentage of net sales was 26.3% and 24.3% for the three months ended September 30, 2008 and 2007, respectively. The increase in the gross profit dollars and percent was attributable to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities, other fixed-cost resources and the introduction of generic equivalents to certain existing brand drugs.

Selling, general and administrative expenses were $20.6 million for the three months ended September 30, 2008 as compared to pro forma SG&A of $16.5 million for the three months ended September 30, 2007. Of this $4.1 million increase in selling, general and administrative expenses, approximately $2.6 million was attributable to higher expenditures, of which $1.2 million related to salaries and benefits and $.4 million to additional depreciation expense, to support the revenue growth in our South Plainfield, New Jersey; Albany and Long Beach, NY; and Sciota, PA facilities and costs of our recently opened Deerfield Beach, Florida location. In addition, we incurred $.7 million of increased professional fees and other costs related primarily to the cost of being a public company, an increase in delivery expenses of $0.4 million due to increased sales and higher fuel costs, higher bad debt expense of $.2 million and higher recruitment fees and temporary employees of $.2 million. Selling, general and administrative expenses as a percentage of net sales was 22.9% and 20.4% for the three months ended September 30, 2008 and 2007, respectively

Interest expense was $3.4 million for the three months ended September 30, 2008 as compared to pro forma interest expense of $3.7 million for the three months ended September 30, 2007. The Company recorded a provision for income taxes of $428 for the three months ended September 30, 2008, based on the Company’s expected effective tax rate on reforecasted pre-tax results from operations for the year ended December 31, 2008. The Company recorded a pro forma income tax benefit of $148 for the three months ended September 30, 2007 based on the Company’s expected effective tax rate of 40% for the year ended December 31, 2007.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net sales were $267.2 million for the nine months ended September 30, 2008, as compared to pro forma net sales of $233.1 million for the nine months ended September 30, 2007, an increase of $34.1 million or 14.7%. This growth in net sales was principally due to increased beds serviced by our New Jersey, Pennsylvania and Albany, New York facilities, primarily as a result of our continued focus on relationship management and high quality of service. In addition, our Florida facility commenced operations during the second quarter, and started to produce sales.

Gross profit was $69.0 million for the nine months ended September 30, 2008 as compared to pro forma gross profit of $57.7 million for the nine months ended September 30, 2007, an increase of $11.3 million or 19.6%. Gross profit as a percentage of net sales was 25.8% and 24.8% for the nine months ended September 30, 2008 and 2007, respectively. The increase in the gross profit dollars and percent was attributable to the growth in net sales, coupled with efficiencies resulting from greater utilization of our facilities, other fixed-cost resources and the introduction of generic equivalents to certain existing brand drugs during the three months ended September 30, 2008.

Selling, general and administrative expenses were $60.6 million for the nine months ended September 30, 2008 as compared to pro forma SG&A of $46.9 million for the nine months ended September 30, 2007. Of this $ 13.7 million increase in selling, general and administrative expenses, approximately $7.9 million was attributable to higher expenditures, of which $3.6 million related to salaries and benefits and $1.1 million to additional depreciation expense, to support the revenue growth in our South Plainfield, New Jersey; Albany and Long Beach, NY; and Sciota, PA facilities and start up costs of our recently opened Deerfield Beach, Florida location. In addition, we incurred $2.8 million of increased professional fees and other costs related primarily to the cost of being a public company, an increase in delivery expenses of $1.8 million due to increased sales and higher fuel costs, higher bad debt expense of $.7 million and higher consulting and recruitment fees of $.5 million. Selling, general and administrative expenses as a percentage of net sales was 22.7% and 20.1% for the nine months ended September 30, 2008 and 2007, respectively. Excluding expenses associated with the increased professional fees and other costs, selling, general and administrative expenses as a percentage of net sales would have been 21.6% for the nine months ended September 30, 2008.

Interest expense was $10.6 million for the nine months ended September 30, 2008 as compared to pro forma interest expense of $11.2 million for the nine months ended September 30, 2007. The Company recorded a benefit from income taxes of $88 for the nine months ended September 30, 2008, based on the Company’s expected effective tax rate on reforecasted pre-tax results from operations for the year ending December 31, 2008. The tax provision for the three months ended September 30, 2008 was affected by a change in the expected effective annual tax rate, resulting from a change to forecasted pre-tax results from operations for 2008. The Company recorded a pro forma income tax provision of $122 for the nine months ended September 30, 2007 based on the Company’s expected effective tax rate of 40% for the year ended December 31, 2007.

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

The Credit Facilities

In connection with the Business Combination on October 26, 2007, the Company entered into a first lien credit and guaranty agreement in an aggregate amount not to exceed $125,000, consisting of $80,000 aggregate principal amount of initial term loan, $20,000 aggregate principal amount of delayed draw term loan commitments, and up to $25,000 aggregate principal amount of revolving commitments. Additionally, on October 26, 2007, the Company entered into a second lien credit and guaranty agreement which consists of a second lien term loan facility in an aggregate amount not to exceed $37,000, collectively herein referred to as the “Credit Facilities.” On October 26, 2007, the Company utilized an aggregate of $121,000 of the Credit Facility to fund the purchase of the B.J.K. Entities.

The initial term loan matures on October 26, 2013 and, prior to the amendment on March 31, 2008, described below, bore interest at the lender’s prime rate plus an applicable margin, as defined, of 3% or LIBOR plus 4%, at the option of the Company. At September 30, 2008, $78,500 was outstanding under the initial term loan. Principal payments related to the initial term loan are $2,000 per annum from 2008 through 2010 and $4,000 per annum in 2011 and 2012, payable quarterly. The interest rate on the initial term loan, as amended, approximated 8.26% as of September 30, 2008.

The delayed draw term commitments expired on July 31, 2008. Any borrowings under the delayed loan draw term commitments mature on October 26, 2013 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company. Effective May 14, 2008, the delayed draw term commitments were terminated. At September 30, 2008, there were no borrowings due under the delayed draw term loan commitments.

The revolving commitments expire on October 26, 2012 and, prior to the amendment on March 31, 2008, bore interest at the lender’s prime rate plus 3% or LIBOR plus 4%, at the option of the Company (at rates of 5.00% for prime and 3.76% for LIBOR at September 30, 2008). As of September 30, 2008, $3,000 was outstanding under the revolving commitments at an interest rate of approximately 8.26%. As of November 13, 2008 $14,000 was outstanding under the Revolving Loans, with $11,000 available to borrow.

The second lien term loan facility matures on October 26, 2014 and, prior to the amendment on March 31, 2008, bore interest at an agreed upon base rate plus an applicable margin of 7.0% or the adjusted Eurodollar rate (as defined in the Credit Facilities) plus 8.0%, at the option of the Company. As of September 30, 2008, $37,000 was outstanding under the second lien term loan facility. There are no principal repayment requirements under the second lien term loan facility until the maturity date. The interest rate on the second lien term loan, as amended, was 13.25% as of September 30, 2008.

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

The Company is also required to comply with certain restrictive and financial covenants, including, among other things, limits or restrictions on the Company’s and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers, make capital expenditures or engage in certain transactions with affiliates. The Credit Facilities also require the Company to comply with minimum coverage ratios of Consolidated Adjusted EBITDA, as defined, to Consolidated Fixed Charges and Consolidated Adjusted EBITDA to Total Debt.

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

The Credit Facilities require the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of the Company’s consolidated total funded indebtedness under the first lien and second lien credit and guaranty agreements for a term of not less than three years. Effective January 28, 2008, the Company entered into a swap agreement (the “Swap”) with CIBC to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Swap is for a notional amount of $58,500 expiring on January 28, 2011 with a fixed rate of LIBOR interest of 3.07%. The Swap has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Swap as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 30, 2008, the Company recorded an asset of $547, included in other assets, in the accompanying consolidated balance sheet and other comprehensive (loss) income of ($206) (net of tax of $144) and $323 (net of tax of $224) for the three and nine months ended September 30, 2008, respectively, to account for the change in the fair value of the Swap. No hedge ineffectiveness was recorded during the three months ended September 30, 2008.

Borrowings under the revolving commitments of the Credit Facilities are a key source of the Company’s liquidity, and the Company’s ability to borrow thereunder is material to the Company’s liquidity and operations. As of September 30, 2008, the Company was in compliance with the covenants contained in the Credit Facilities. While the Company currently believes that it will continue to be in compliance with the bank covenants in the future, failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test or the Total Leverage test (each as defined) would result in a violation of the Credit Facilities which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder. If the debt under the Credit Facilities is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the Credit Facilities, or have access to other sources of funding.

Subordinated Notes Payable—Related Parties

As part of the financing of the Business Combination, the Company issued subordinated notes totaling $8,259 ($9,059 at September 30, 2008 including $800 of unpaid earned interest) to the former stockholders of the B.J.K. Entities. The notes mature on April 15, 2015 and bear interest at an interest rate of 10%. Interest is paid in-kind (by increasing the outstanding principal amount of the notes by the amount of such unpaid interest, and thereafter the principal amount of the notes is deemed to be such increased amount for all purposes, including the calculation of interest) and not in cash.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 of $12,753 was principally the result of $9,121 in cash generated from operations (net loss of ($853) plus depreciation and amortization of $6,892 and other non cash items of $3,082) and decreases in inventory of $5,270 offset by an increase in accounts receivable of $11,872, and prepaid expenses and other assets of $133 and higher accounts payable and accrued expenses of $10,367.

Net cash provided by operating activities for the nine months ended September 30, 2007 of $2,949 was principally the result of interest income and an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $2,647 for the nine months ended September 30, 2008 is due to expenditures for property and equipment. The Company currently expects that total expenditures for property and equipment for 2008 will be approximately $2,850.

Net cash used in investing activities of $3,199 for the nine months ended September 30, 2007 was related to trust fund investments and the deferral of certain acquisition costs.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2008 of $12,778 was primarily due to net payments under the revolving commitments of the Company’s Credit Facilities of $11,000 and required repayments of the initial term loan of $1,500. The Company anticipates that its debt service requirements for the balance of 2008 will be approximately $3,500, representing $500 of required initial term loan repayments and interest of approximately $3,000.

Net cash used in financing activities for the nine months ended September 30, 2007 was $203, due to the payment of deferred offering costs.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, sales discounts, inventory valuation, and valuation and recoverability of long lived assets, indefinite lived intangibles (including the values assigned to acquired intangible assets) and income taxes. Our management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. Further information regarding these policies appears within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K.

Since December 31, 2007, there have been no significant changes to the Company’s critical accounting policies or to the related assumptions and estimates involved in applying these policies, except for a change in the accounting for manufacturer rebates. The change in accounting for manufacturing rebates, from a cash basis of accounting to the accrual method, has been accounted for as a correction of previously issued financial reports, as discussed above in this Item 2 under the caption “Results of Operations.”.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1   quoted prices in active markets for identical assets or liabilities;

Level 2   quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3   unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company has a derivative interest rate swap, which has been designated as a cash flow hedge.   The initial fair value of this instrument was determined by the counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument.   The Company continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, the Company has classified it as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three and nine months ended September 30, 2008, with all of the unrecognized gains and losses being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s liquidity, future financial results, economic conditions, trends, certain risks and uncertainties, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “estimate,” “anticipate,” “seek,” “should,” “look forward to,” “indications,” “plan,” “momentum,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the Company’s expectations, or “cautionary statements,” include, without limitation:

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

•	our ability and the ability of our customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	further consolidation of managed care organizations and other third party payors;

•	our ability to implement our business strategy;

•	our estimates of costs and benefits, cash flow from operations and capital expenditures;

•	our ability to list our common stock on stock exchanges;

•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond our control;

•	elimination of, changes in or our failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	our ability to attract and retain key executives, pharmacists and other healthcare personnel;

•	changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company;

•	our ability to ensure and maintain an effective system of internal controls over financial reporting; and

•	geopolitical events and regulatory changes.

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

Interest Rate Risk

The Company’s borrowings at September 30, 2008 under the Credit Facilities expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective January 28, 2008, the Company entered into the Swap with CIBC for a notional amount of $58,500 to hedge its exposure to changes in interest rates on approximately 50% of the first lien credit and second lien credit and guaranty agreements of the Credit Facilities.

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

We carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008, and certain of these issues continued to be ineffective through September 30, 2008, because of the material weakness in our internal controls over financial reporting identified by management. The initial material weakness was due to a lack of adequately skilled resources for the preparation and review of the financial statements, an inadequate review over non routine events and transactions, lack of an integrated accounting system, and lack of adequate documentation and assessment of internal controls over financial reporting. The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 contains additional information related to this material weakness in Management’s Report on Internal Controls Over Financial Reporting in Item 4 —Controls and Procedures.

(b)     Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address the material weakness we have identified in our internal control over financial reporting, management and the Board developed the following remediation plan:

•
The Company has hired candidates with appropriate education and experience in accounting and financial reporting.  During the second quarter and continuing in the third quarter of 2008 we supplemented our financial accounting staff, as appropriate. As of this point, we have added four new professionals to the finance and accounting team, including a Director of Compliance.

•
We have implemented a process that ensures the timely review and approval of complex accounting transactions by qualified accounting personnel.  In addition, we now require that all significant non-routine transactions be reviewed by senior financial management.  We have also developed improved monitoring controls in the finance department.

•
The Company has completed the installation of a general ledger software package and is continuing to implement both an integrated perpetual inventory system as well as an integrated revenue recognition / accounts receivable process.

•
During the second quarter, and continuing through the third quarter, we retained a nationally recognized accounting firm to assist management in documenting, reviewing, and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting, assisting in the review and assessment of appropriate disclosure controls and procedures, and assisting in the development of any remedial actions.

We continue to take steps to strengthen our disclosure controls and procedures in order to remediate these and potentially other weaknesses through ongoing process improvements, the implementation of additional enhanced policies and controls and the ongoing re-assessment of the technical accounting capabilities of our financial accounting staff during our year ending December 31, 2008.  We intend for these to be ongoing efforts to which we will devote significant resources and which we will review, maintain and update over time.  In addition, we have initiated the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the year ending December 31, 2008.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

On December 20, 2007, JMP Securities LLC and Shattuck Hammond Partners LLC filed a complaint in the Superior Court of California for the City and County of San Francisco against B.J.K. Inc., the Company, and certain individuals affiliated with the Company. The plaintiffs alleged that they were entitled to compensation as a result of the Company’s acquisition of B.J.K. Inc. on October 26, 2007. The complaint asserted various claims including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and unjust enrichment, and sought various damages including compensatory damages of not less than $2.23 million, punitive damages, the reimbursement of the plaintiffs’ legal fees and court costs, and a declaratory judgment as to the validity and enforceability of a financial advisory and investment banking services agreement entered into by B.J.K. Inc. Following mediation, the parties entered into a settlement agreement and caused the lawsuit to be dismissed with prejudice. Jerry Silva, Steven Silva, and certain of their affiliates are obligated to indemnify the Company for any costs associated with these claims under the terms of the stock purchase agreement dated as of June 1, 2007, pursuant to which these parties sold B.J.K. Inc. to the Company. Accordingly, these parties funded the settlement payment to the plaintiffs. The Company therefore believes that this lawsuit does not have an adverse effect on the Company’s results of operations or financial position.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as noted below.

Concentration of Ownership of Common Stock in Certain Executive Officers. As described in Note 3 (“Related Party Transactions”) to the financial statements set forth in Item 1 of this quarterly report on Form 10-Q, in a series of transactions completed during October 2008, Jerry Silva, the Company’s chairman and chief executive officer, and Steven Silva, the Company’s president and chief operating officer, in their individual capacities and in their respective capacities as life tenant and remainderman of a life tenancy (the “Silvas”), acquired an aggregate of 5,169,749 additional shares of our outstanding common stock from certain investors pursuant to three put option agreements entered into between the Silvas and the investors during October 2007. As a result of these acquisitions of our common stock by the Silvas, Jerry Silva is deemed to hold an aggregate of 43.9% of the outstanding shares of our common stock and Steven Silva holds an aggregate of 9.1% of the outstanding shares of our common stock. In addition, a trust of which the Silvas are joint trustees holds an aggregate of 1.2% of the outstanding shares of our common stock. The combined holdings of the Silvas (including shares held by the trust) represent 54.2% of the outstanding shares of our common stock.

Pursuant to a voting agreement dated October 26, 2007, each of the parties thereto agreed that, at any meeting of our stockholders or in any written action by consent of our stockholders, such party will cause all shares of common stock owned by such party or its affiliates to be voted as provided in the voting agreement with respect to the election and re-election of certain persons as our directors. For purposes of Section 13(d) of the Securities Exchange Act of 1934, as a result of the acquisition of additional shares of our common stock by Jerry Silva and Steven Silva as described above, a total of 11,737,749 shares may be deemed to be beneficially owned by virtue of the voting agreement, consisting of 9,744,749 shares currently outstanding and 1,993,000 shares issuable pursuant to exercise of immediately exercisable warrants. These 11,737,749 shares constitute approximately 74.4% of the total outstanding shares of our cosmon Stock, inclusive of the shares issuable upon exercise of such warrants. Excluding the 1,993,000 shares issuable pursuant to exercise of immediately exercisable warrants, the 9,744,749 currently outstanding shares of our common stock subject to the voting agreement constitute approximately 70.6% of the total outstanding shares of our common stock.

Other than by virtue of their obligations under the foregoing voting agreement, Jerry Silva and Steven C. Silva have informed us that they disclaim any beneficial ownership of shares held by each other, and disclaim membership in any “group” as contemplated by section 13(d) of the Securities Exchange Act of 1934.

Because of a concentration of ownership of our common stock due to the voting agreement, it will be difficult for other stockholders to affect the outcome of elections for our directors. Moreover, because of a concentration of ownership of our common stock in Jerry Silva and Steven Silva, two of our executive officers, it will be difficult for other stockholders to affect the outcome of other matters submitted for stockholder vote. For example, if Jerry Silva and Steven C. Silva vote in the same way on any matter submitted for stockholder vote, a majority vote of the stockholders is assured as to such matter.
This concentration of ownership of our common stock could therefore delay or prevent a change in control transaction by us or with respect to our common stock or discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

As of February 15, 2008, May 15, 2008 and Augist 15, 2008, the Company issued three common stock purchase warrants to a financial advisor to the Company pursuant to which the financial advisor may purchase an aggregate of 75,000 shares. These warrants are exercisable at a price of $7.00 per share. No separate consideration was required to be paid for these warrants. The warrants were issued in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On April 16, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors and to a consultant to the board. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 481 shares for each of the six individuals, or an aggregate of 2,886 shares. No separate consideration was required to be paid for these shares. On July 16, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 496 shares for each of the five individuals, or an aggregate of 2,480 shares. On October 16, 2008, the compensation committee of our board of directors made stock awards to each of the board’s five non-employee directors. The awards were made pursuant to a compensation package approved by the board of directors. The number of shares of our common stock awarded was 1,016 shares for each of the five individuals, or an aggregate of 5,080 shares. No separate consideration was required to be paid for these shares. The shares were awarded in a private placement in reliance upon the exemption provided under section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

Chem Rx Corporation

November 14, 2008	/s/ Jerry Silva
Jerry Silva
Chief Executive Officer

November 14, 2008	/s/ Gary M. Jacobs
Gary M. Jacobs
Chief Financial Officer